Form 10-Q
period 2025-05-31
CARMAX INC
filed 2025-06-26
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 24, 2025
Common Stock, par value $0.50	150,072,152

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three Months Ended May 31, 2025 and 2024	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three Months Ended May 31, 2025 and 2024	4

		Consolidated Balance Sheets (Unaudited) –
		May 31, 2025 and February 28, 2025	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Three Months Ended May 31, 2025 and 2024	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three Months Ended May 31, 2025 and 2024	7

		Notes to Consolidated Financial Statements (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	29

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	45

	Item 1A.	Risk Factors	45

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

	Item 6.	Exhibits	46

SIGNATURES			47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2025	%(1)	2024	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$6,103,440	80.9	$5,677,476	79.8
Wholesale vehicle sales	1,252,738	16.6	1,256,439	17.7
Other sales and revenues	190,363	2.5	179,482	2.5
NET SALES AND OPERATING REVENUES	7,546,541	100.0	7,113,397	100.0
COST OF SALES:
Used vehicle cost of sales	5,549,257	73.5	5,181,979	72.8
Wholesale vehicle cost of sales	1,096,167	14.5	1,099,311	15.5
Other cost of sales	7,494	0.1	40,212	0.6
TOTAL COST OF SALES	6,652,918	88.2	6,321,502	88.9
GROSS PROFIT	893,623	11.8	791,895	11.1
CARMAX AUTO FINANCE INCOME	141,650	1.9	146,970	2.1
Selling, general and administrative expenses	659,643	8.7	638,578	9.0
Depreciation and amortization	65,739	0.9	61,869	0.9
Interest expense	27,070	0.4	31,362	0.4
Other (income) expense	(309)	—	416	—
Earnings before income taxes	283,130	3.8	206,640	2.9
Income tax provision	72,749	1.0	54,200	0.8
NET EARNINGS	$210,381	2.8	$152,440	2.1
WEIGHTED AVERAGE COMMON SHARES:
Basic	152,137		157,161
Diluted	152,607		157,706
NET EARNINGS PER SHARE:
Basic	$1.38		$0.97
Diluted	$1.38		$0.97

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended May 31
(In thousands)	2025	2024
NET EARNINGS	$210,381	$152,440
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	76	84
Net change in cash flow hedge unrecognized gains	(11,402)	2,315
Other comprehensive (loss) income, net of taxes	(11,326)	2,399
TOTAL COMPREHENSIVE INCOME	$199,055	$154,839

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of May 31	As of February 28
(In thousands except share data)	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$262,819	$246,960
Restricted cash from collections on auto loans held for investment	584,277	559,118
Accounts receivable, net	200,305	188,733
Auto loans held for sale	637,947	—
Inventory	3,624,353	3,934,622
Other current assets	142,890	148,203
TOTAL CURRENT ASSETS	5,452,591	5,077,636
Auto loans held for investment, net of allowance for loan losses of $474,222 and $458,730 as of May 31, 2025 and February 28, 2025, respectively	16,802,744	17,242,789
Property and equipment, net of accumulated depreciation of $2,071,389 and $2,014,563 as of May 31, 2025 and February 28, 2025, respectively	3,909,977	3,841,833
Deferred income taxes	141,183	140,332
Operating lease assets	482,613	493,355
Goodwill	141,258	141,258
Other assets	456,039	467,003
TOTAL ASSETS	$27,386,405	$27,404,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$980,499	$977,845
Accrued expenses and other current liabilities	409,003	529,926
Accrued income taxes	79,412	87,526
Current portion of operating lease liabilities	58,332	59,335
Current portion of long-term debt	217,319	16,821
Current portion of non-recourse notes payable	532,787	526,518
TOTAL CURRENT LIABILITIES	2,277,352	2,197,971
Long-term debt, excluding current portion	1,366,176	1,570,296
Non-recourse notes payable, excluding current portion	16,639,622	16,567,044
Operating lease liabilities, excluding current portion	470,912	481,963
Other liabilities	345,434	343,944
TOTAL LIABILITIES	21,099,496	21,161,218

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 150,582,152 and 153,319,678 shares issued and outstanding as of May 31, 2025 and February 28, 2025, respectively	75,291	76,660
Capital in excess of par value	1,899,003	1,891,012
Accumulated other comprehensive (loss) income	(8,246)	3,080
Retained earnings	4,320,861	4,272,236
TOTAL SHAREHOLDERS’ EQUITY	6,286,909	6,242,988
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,386,405	$27,404,206
See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31
(In thousands)	2025	2024
OPERATING ACTIVITIES:
Net earnings	$210,381	$152,440
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	79,784	69,244
Share-based compensation expense	46,981	48,098
Provision for loan losses	101,707	81,226
Provision for cancellation reserves	24,803	24,343
Deferred income tax provision (benefit)	2,782	(2,036)
Other	1,310	2,545
Net (increase) decrease in:
Accounts receivable, net	(11,572)	8,783
Auto loans held for sale	(637,947)	—
Inventory	310,269	(94,815)
Other current assets	2,692	32,881
Auto loans held for investment, net	338,338	(337,703)
Other assets	(5,712)	(3,797)
Net decrease in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(141,867)	(75,206)
Other liabilities	(22,406)	(23,692)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	299,543	(117,689)
INVESTING ACTIVITIES:
Capital expenditures	(136,736)	(103,914)
Proceeds from disposal of property and equipment	48	1
Purchases of investments	(4,926)	(2,093)
Sales and returns of investments	425	136
NET CASH USED IN INVESTING ACTIVITIES	(141,189)	(105,870)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	87,000	—
Payments on long-term debt	(90,930)	(303,080)
Cash paid for debt issuance costs	(8,895)	(5,668)
Payments on finance lease obligations	(3,443)	(4,548)
Issuances of non-recourse notes payable	3,988,864	3,676,000
Payments on non-recourse notes payable	(3,906,323)	(3,376,447)
Repurchase and retirement of common stock	(204,027)	(106,850)
Equity issuances	8,329	8,209
NET CASH USED IN FINANCING ACTIVITIES	(129,425)	(112,384)
Increase (decrease) in cash, cash equivalents, and restricted cash	28,929	(335,943)
Cash, cash equivalents, and restricted cash at beginning of year	960,310	1,250,410
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$989,239	$914,467

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$262,819	$218,931
Restricted cash from collections on auto loans held for investment	584,277	536,407
Restricted cash included in other assets	142,143	159,129
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$989,239	$914,467

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended May 31, 2025
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income (Loss)	Total
Balance as of February 28, 2025	153,320	$76,660	$1,891,012	$4,272,236	$3,080	$6,242,988
Net earnings	—	—	—	210,381	—	210,381
Other comprehensive loss	—	—	—	—	(11,326)	(11,326)
Share-based compensation expense	—	—	41,114	—	—	41,114
Repurchases of common stock	(2,952)	(1,476)	(38,421)	(161,756)	—	(201,653)
Exercise of common stock options	132	66	8,263	—	—	8,329
Stock incentive plans, net shares issued	82	41	(2,965)	—	—	(2,924)
Balance as of May 31, 2025	150,582	$75,291	$1,899,003	$4,320,861	$(8,246)	$6,286,909

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
The company operates in two operating segments, CarMax Sales Operations and CAF, both of which are reportable segments. The chief executive officer, who serves as the company’s chief operating decision maker (“CODM”), reviews the performance of our CarMax Sales Operations segment at the gross profit level, the components of which are presented within the consolidated statements of earnings. The CODM uses gross profit to assess financial performance, monitor forecasted versus actual results and adjust pricing strategy. The required segment information related to our CAF segment is presented in Note 3. Additionally, asset information by segment is not utilized for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.
We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through a seamless combination of both. Our associates, stores, technology and digital capabilities seamlessly tied together enable us to provide the most customer-centric car buying and selling experience, a key differentiator in a very large and fragmented market. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers and dealers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); advertising and subscription services; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through on-site or virtual wholesale auctions.
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
The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2025 (the “2025 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2025 Annual Report.
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
Disaggregation of Revenue

	Three Months Ended May 31
(In millions)	2025	2024
Used vehicle sales	$6,103.4	$5,677.5
Wholesale vehicle sales	1,252.7	1,256.4
Other sales and revenues:
Extended protection plan revenues	131.7	118.8
Third-party finance fees, net	(0.7)	(1.7)
Advertising & subscription revenues (1)	36.5	34.7
Service revenues	19.5	22.7
Other	3.4	5.0
Total other sales and revenues	190.4	179.5
Total net sales and operating revenues	$7,546.5	$7,113.4

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
We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of May 31, 2025 and February 28, 2025, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.
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
3. CarMax Auto Finance
CAF provides financing to qualified retail customers purchasing vehicles from CarMax.  CAF provides us the opportunity to capture additional profits, cash flows and sales while managing our reliance on third-party finance sources.  Management regularly analyzes CAF’s operating results by assessing profitability, the performance of its auto loans, including trends in credit losses and delinquencies, and CAF direct expenses.  The CODM reviews CAF income to assess CAF’s performance and make operating decisions, including resource allocations.
We typically use securitizations or other funding arrangements to fund loans originated by CAF.  Certain pools of loans may be sold in such a way that CAF relinquishes all, or nearly all, of its continuing financial interests in the loans. We classify these loans as held for sale when we have both the intent and ability to sell the loans in an off-balance sheet transaction. Auto loans held for sale include amounts due from customers related to retail vehicles financed through CAF and are assessed on an aggregate basis to determine the lower of amortized cost or fair value. The fair value of the auto loans held for sale is determined using a discounted cash flow model that utilizes various assumptions based on the company's historical experience and current market factors. If the amortized cost exceeds the fair value, a valuation allowance is recorded. No valuation allowance is recorded as of May 31, 2025. See Note 6 for discussion of fair values of financial instruments.
CAF income primarily reflects the interest and fee income generated by auto loans held for investment and auto loans held for sale less the interest expense associated with the debt issued to fund these loans, a provision for estimated loan losses on auto loans held for investment and direct CAF expenses. CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.  In addition, except for auto loans held for investment, which are disclosed in Note 4, and auto loans held for sale, CAF assets are not separately reported nor do we allocate assets to CAF because such allocation would not be useful to management in making operating decisions.

Components of CAF Income

	Three Months Ended May 31
(In millions)	2025	2024
Interest margin:
Interest and fee income	$485.4	$452.5
Interest expense	(197.5)	(182.3)
Total interest margin	287.9	270.2
Provision for loan losses	(101.7)	(81.2)
Total interest margin after provision for loan losses	186.2	189.0
Direct expenses:
Payroll and fringe benefit expense	(20.0)	(18.6)
Depreciation and amortization	(4.3)	(4.2)
Other direct expenses	(20.2)	(19.2)
Total direct expenses	(44.5)	(42.0)
CarMax Auto Finance income	$141.7	$147.0

4. Auto Loans Held for Investment
Auto loans held for investment include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans held for investment originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans held for investment into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans held for investment and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans held for investment serve as collateral for the related non-recourse notes payable of $17.20 billion as of May 31, 2025, and $17.12 billion as of February 28, 2025. See Note 9 for additional information on securitizations and non-recourse notes payable.
Interest income and expenses related to auto loans held for investment are included in CAF income.  Interest income on auto loans held for investment is recognized when earned based on contractual loan terms.  All loans continue to accrue interest until repayment or charge-off.  When a charge-off occurs, accrued interest is written off by reversing interest income. Due to the timely write-off of accrued interest, we have made the election to exclude accrued interest from our allowance for loan losses. Direct costs associated with loan originations are not considered material, and thus, are expensed as incurred.  See Note 3 for additional information on CAF income.
Auto Loans Held for Investment, Net

	As of May 31	As of February 28
(In millions)	2025	2025
Auto loans held for investment	$17,154.5	$17,594.6
Accrued interest and fees	104.7	96.1
Other	17.7	10.8
Less: allowance for loan losses	(474.2)	(458.7)
Auto loans held for investment, net	$16,802.7	$17,242.8

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
CAF uses a combination of the initial credit grades and historical performance to monitor the credit quality of the auto loans held for investment on an ongoing basis.  We validate the accuracy of the scoring models periodically.  Loan performance is reviewed on a recurring basis to identify whether the assigned grades adequately reflect the customers’ likelihood of repayment.
Auto Loans Held for Investment by Major Credit Grade

	As of May 31, 2025
	Fiscal Year of Origination (1)
(In millions)	2026	2025	2024	2023	2022	Prior to 2022	Total	% (2)
Tier 1:
A	$1,291.7	$3,716.6	$2,320.3	$1,453.4	$736.0	$199.6	$9,717.6	56.6
B	511.5	1,657.2	1,500.2	1,033.8	638.7	234.1	5,575.5	32.5
C and other	125.5	312.5	250.4	288.4	207.2	102.4	1,286.4	7.5
Total Tier 1	1,928.7	5,686.3	4,070.9	2,775.6	1,581.9	536.1	16,579.5	96.6
Tier 2 and Tier 3:
C and other	57.7	226.8	153.5	95.1	33.6	8.3	575.0	3.4
Total auto loans held for investment	$1,986.4	$5,913.1	$4,224.4	$2,870.7	$1,615.5	$544.4	$17,154.5	100.0

Gross charge-offs	$0.1	$31.6	$43.5	$38.2	$20.5	$7.8	$141.7

	As of February 28, 2025
	Fiscal Year of Origination (1)
(In millions)	2025	2024	2023	2022	2021	Prior to 2021	Total	% (2)
Tier 1:
A	$4,132.0	$2,607.9	$1,673.9	$894.1	$243.9	$48.9	$9,600.7	54.5
B	2,041.1	1,664.0	1,163.0	746.4	244.9	69.7	5,929.1	33.7
C and other	422.1	277.0	324.5	242.5	99.4	35.0	1,400.5	8.0
Total Tier 1	6,595.2	4,548.9	3,161.4	1,883.0	588.2	153.6	16,930.3	96.2
Tier 2 and Tier 3:
C and other	311.9	177.1	116.9	46.3	5.4	6.7	664.3	3.8
Total auto loans held for investment	$6,907.1	$4,726.0	$3,278.3	$1,929.3	$593.6	$160.3	$17,594.6	100.0

Gross charge-offs	$44.7	$193.2	$196.2	$107.2	$30.3	$17.6	$589.2

(1)    Classified based on credit grade assigned when customers were initially approved for financing.
(2)    Percent of total auto loans held for investment.
Allowance for Loan Losses.  The allowance for loan losses at May 31, 2025 represents the net credit losses expected over the remaining contractual life of our auto loans held for investment. The allowance for loan losses is determined using a net loss timing curve method (“method”), primarily based on the composition of the portfolio of auto loans held for investment and historical gross loss and recovery trends. Due to the fact that losses for loans with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the loans to-date, along with forward loss curves, in estimating future performance. Once the loans have 18 months of performance history, the net loss estimate reflects actual loss experience of those loans to-date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a loan’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the auto loans held for investment at inception of the loan.
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
Allowance for Loan Losses

	Three Months Ended May 31, 2025
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$378.1	$80.6	$458.7	2.61
Transfer of auto loans to held for sale (2) (5)	(19.1)	(7.4)	(26.5)
Charge-offs	(120.2)	(21.5)	(141.7)
Recoveries (3)	48.8	6.7	55.5
Provision for loan losses (4) (5)	108.2	20.0	128.2
Balance as of end of period	$395.8	$78.4	$474.2	2.76

	Three Months Ended May 31, 2024
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$389.7	$93.1	$482.8	2.78
Charge-offs	(113.0)	(20.1)	(133.1)
Recoveries (3)	53.9	8.3	62.2
Provision for loan losses	66.0	15.2	81.2
Balance as of end of period	$396.6	$96.5	$493.1	2.79

(1)    Percent of total auto loans held for investment.
(2)    Represents release of allowance previously recognized on auto loans held for sale.
(3)    Net of costs incurred to recover vehicle.
(4)    Represents the provision for loan losses on auto loans held for investment.
(5)    Combined total amount of $101.7 million represents the net provision for loan losses recognized as part of CAF income.

During the first three months of fiscal 2026, the allowance for loan losses as a percent of total auto loans held for investment increased by 15 basis points. The increase was primarily driven by unfavorable loan loss performance, particularly within loans originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged by the inflationary environment. This impact was partially offset by the release of the allowance previously recognized on auto loans held for sale. The allowance for loan losses as of May 31, 2025 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.
Past Due Loans. An account is considered delinquent when the related customer fails to make a substantial portion of a scheduled payment on or before the due date. In general, accounts are charged-off on the last business day of the month during which the earliest of the following occurs: the loan is 120 days or more delinquent as of the last business day of the month, the related vehicle is repossessed and liquidated, or the loan is otherwise deemed uncollectable. For purposes of determining impairment, auto loans are evaluated collectively, as they represent a large group of smaller-balance homogeneous loans, and therefore, are not individually evaluated for impairment.

Past Due Loans

	As of May 31, 2025
	Tier 1				Tier 2 & Tier 3	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,655.3	$5,091.4	$1,026.9	$15,773.6	$441.2	$16,214.8	94.52
Delinquent loans:
31-60 days past due	41.0	297.4	146.1	484.5	71.3	555.8	3.24
61-90 days past due	15.6	148.1	93.8	257.5	51.4	308.9	1.80
Greater than 90 days past due	5.7	38.6	19.6	63.9	11.1	75.0	0.44
Total past due	62.3	484.1	259.5	805.9	133.8	939.7	5.48
Total auto loans held for investment	$9,717.6	$5,575.5	$1,286.4	$16,579.5	$575.0	$17,154.5	100.00

	As of February 28, 2025
	Tier 1				Tier 2 & Tier 3	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,543.3	$5,491.5	$1,164.7	$16,199.5	$541.2	$16,740.7	95.15
Delinquent loans:
31-60 days past due	36.7	276.0	139.3	452.0	71.9	523.9	2.98
61-90 days past due	14.8	127.3	79.6	221.7	41.2	262.9	1.49
Greater than 90 days past due	5.9	34.3	16.9	57.1	10.0	67.1	0.38
Total past due	57.4	437.6	235.8	730.8	123.1	853.9	4.85
Total auto loans held for investment	$9,600.7	$5,929.1	$1,400.5	$16,930.3	$664.3	$17,594.6	100.00

(1)    Percent of total auto loans held for investment.

5. Derivative Instruments and Hedging Activities
We use derivatives to manage certain risks arising from both our business operations and economic conditions, particularly with regard to issuances of debt.  Primary exposures include SOFR and other rates used as benchmarks in our securitizations and other debt financing.  We enter into derivative instruments to manage exposures related to the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates, and generally designate these derivative instruments as cash flow hedges for accounting purposes.  In certain cases, we may choose not to designate a derivative instrument as a cash flow hedge for accounting purposes due to uncertainty around the probability that future hedged transactions will occur. Our derivative instruments are used to manage (i) differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loans held for investment, and (ii) exposure to variable interest rates associated with our term loan.
For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive (loss) income (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $26.3 million will be reclassified from AOCL as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three months ended May 31, 2025 and 2024, we recognized expense of $1.0 million and $3.2 million, respectively, in CAF income representing these changes in fair value.
As of May 31, 2025 and February 28, 2025, we had interest rate swaps outstanding with a combined notional amount of $4.15 billion and $3.76 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of May 31, 2025 and February 28, 2025, we had interest rate swaps with a combined notional amount of $127.8 million and $181.0 million, respectively, outstanding that were not designated as cash flow hedges for accounting purposes.
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
Valuation Methodologies
Money Market Securities.  Money market securities are cash equivalents, which are included in cash and cash equivalents, restricted cash from collections on auto loans held for investment and other assets.  They consist of highly liquid investments with original maturities of three months or less and are classified as Level 1.
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

Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2025
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$901,898	$—	$901,898
Mutual fund investments	30,043	—	30,043
Derivative instruments designated as hedges	—	2,830	2,830
Derivative instruments not designated as hedges	—	541	541
Total assets at fair value	$931,941	$3,371	$935,412

Percent of total assets at fair value	99.6%	0.4%	100.0%
Percent of total assets	3.4%	—%	3.4%

Liabilities:
Derivative instruments designated as hedges	$—	$(8,916)	$(8,916)
Total liabilities at fair value	$—	$(8,916)	$(8,916)

Percent of total liabilities	—%	—%	—%

	As of February 28, 2025
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$842,691	$—	$842,691
Mutual fund investments	27,495	—	27,495
Derivative instruments designated as hedges	—	10,813	10,813
Derivative instruments not designated as hedges	—	1,576	1,576
Total assets at fair value	$870,186	$12,389	$882,575

Percent of total assets at fair value	98.6%	1.4%	100.0%
Percent of total assets	3.2%	—%	3.2%

Liabilities:
Derivative instruments designated as hedges	$—	$(8,728)	$(8,728)
Total liabilities at fair value	$—	$(8,728)	$(8,728)

Percent of total liabilities	—%	—%	—%

Fair Value of Financial Instruments
The carrying value of our cash and cash equivalents, accounts receivable, other restricted cash deposits and accounts payable approximates fair value due to the short-term nature and/or variable rates associated with these financial instruments. Auto loans held for investment are presented net of an allowance for estimated loan losses, which we believe approximates fair value. We believe that the carrying value of our revolving credit facility and term loan approximates fair value due to the variable rates associated with these obligations.
The fair value of our auto loans held for sale, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs from the company’s recent term securitization transactions and other available market data. The carrying value and fair value of the auto loans held for sale as of May 31, 2025 and February 28, 2025, respectively, are as follows:

(In thousands)	As of May 31, 2025	As of February 28, 2025
Carrying value	$637,947	$—
Fair value	$666,645	$—

The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of May 31, 2025 and February 28, 2025, respectively, are as follows:

(In thousands)	As of May 31, 2025	As of February 28, 2025
Carrying value	$400,000	$400,000
Fair value	$392,041	$390,201

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
Cancellation Reserves

	Three Months Ended May 31
(In millions)	2025	2024
Balance as of beginning of period	$133.9	$128.3
Cancellations	(20.0)	(21.3)
Provision for future cancellations	24.8	24.3
Balance as of end of period	$138.7	$131.3

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of May 31, 2025 and February 28, 2025, the current portion of cancellation reserves was $71.8 million and $69.8 million, respectively.
8. Income Taxes
We had $19.4 million of gross unrecognized tax benefits as of May 31, 2025, and $18.0 million as of February 28, 2025.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2025.
9. Debt

(In thousands)		As of May 31	As of February 28
Debt Description (1)	Maturity Date	2025	2025
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	October 2026	699,808	699,773
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	483,977	487,676
Non-recourse notes payable	Various dates through June 2032	17,202,299	17,119,758
Total debt		18,786,084	18,707,207
Less: current portion		(750,106)	(543,339)
Less: unamortized debt issuance costs		(30,180)	(26,528)
Long-term debt, net		$18,005,798	$18,137,340

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt.  As of May 31, 2025, the unused capacity of $2.00 billion was fully available to us.
Term Loan. Borrowings under the $700 million term loan are available for working capital and general corporate purposes. The interest rate on our term loan was 5.33% as of May 31, 2025. The term loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
Senior Notes. Borrowings under our unsecured senior notes totaling $400 million are available for working capital and general corporate purposes. The 4.17% senior notes mature in April 2026 and were therefore classified as current as of May 31, 2025. The 4.27% senior notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
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
Non-Recourse Notes Payable.  The non-recourse notes payable relate to auto loans held for investment and auto loans held for sale funded through non-recourse funding vehicles.  The timing of principal payments on the non-recourse notes payable is based on the timing of principal collections and defaults on the related auto loans. The current portion of non-recourse notes payable represents principal payments that are due to be distributed in the following period.
Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through June 2032, but may mature earlier, depending upon the repayment rate of the underlying auto loans.
Information on our funding vehicles of non-recourse notes payable as of May 31, 2025 are as follows:

(In billions)	Capacity
Warehouse facilities:
August 2025 expiration	$2.30
March 2026 expiration	3.10
May 2026 expiration	0.70
Combined warehouse facility limit	$6.10
Unused capacity	$2.48

Non-recourse notes payable outstanding:
Warehouse facilities	$3.62
Asset-backed term funding transactions	13.58
Non-recourse notes payable	$17.20

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.
See Note 4 for additional information on the related auto loans held for investment.
Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the three months ended May 31, 2025 and 2024, we capitalized interest of $4.0 million and $1.5 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of May 31, 2025, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.
10. Stock and Stock-Based Incentive Plans
(A)Share Repurchase Program
As of May 31, 2025, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.74 billion remained available for repurchase.
Common Stock Repurchases

	Three Months Ended
	May 31
	2025	2024
Number of shares repurchased (in thousands)	2,952.5	1,445.8
Average cost per share	$67.66	$71.91
Available for repurchase, as of end of period (in millions)	$1,737.1	$2,256.2

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

Other Share-Based Incentives
Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. For the first- and second-year periods of the fiscal 2023 grants and the first-year period of the fiscal 2024 grants, the conversion ratio is based on the company reaching certain performance target levels set by the board at the beginning of each one-year period, with the resulting quotients subject to meeting a minimum threshold of 25% and capped at 200%. For the third-year period of the fiscal 2023 grants, the second- and third-year periods of the fiscal 2024 grants, the fiscal 2025 grants and the fiscal 2026 grants, the conversion ratio is based on the company reaching certain target levels set by the board, with the resulting quotients subject to meeting a minimum threshold of 50% and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded.
For the first- and second-year periods of the fiscal 2023 awards and the first-year period of the fiscal 2024 awards, the performance targets were based on annual pre-tax diluted earnings per share, excluding any unrealized gains or losses on equity investments in private companies, and market share. For the first-year period of the fiscal 2023 awards, the board certified a performance adjustment factor of 4%. For the second-year period of the fiscal 2023 grants and the first-year period of the fiscal 2024 grants, the board certified a performance adjustment factor of 38%. For the third-year period of the fiscal 2023 awards and the second- and third-year periods of the fiscal 2024 awards, the performance targets are based on the annual pre-tax earnings, excluding any unrealized gains or losses on equity investments in private companies and any significant non-recurring non-cash gains or losses. For the third-year period of the fiscal 2023 grants and the second-year period of the fiscal 2024 grants, the board certified a performance adjustment factor of 159%. For the fiscal 2025 and fiscal 2026 awards, the performance targets are based on the cumulative three-year pre-tax earnings, excluding any unrealized gains or losses on equity investments in private companies and any significant non-recurring non-cash gains or losses.
PSUs do not have voting rights. The grant date fair values are based on the closing prices of our common stock on the grant dates. As of May 31, 2025, 496,266 units were outstanding at a weighted average grant date fair value per share of $67.63.
Stock-Settled Deferred Stock Units.  Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the closing prices of our common stock on the grant dates. DSUs have no voting rights. As of May 31, 2025, 114,141 units were outstanding at a weighted average grant date fair value of $86.04.
Restricted Stock Awards.  Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant.  The grant date fair values are based on the closing prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  As of May 31, 2025, there were no RSAs outstanding.
(C)Share-Based Compensation
Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2025	2024
Cost of sales	$647	$1,009
CarMax Auto Finance income	1,410	685
Selling, general and administrative expenses	45,602	47,101
Share-based compensation expense, before income taxes	$47,659	$48,795

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2025	2024
Nonqualified stock options	$19,944	$18,944
Cash-settled restricted stock units (RSUs)	5,867	11,390
Stock-settled market stock units (MSUs)	9,431	7,580
Other share-based incentives:
Stock-settled performance stock units (PSUs)	11,739	10,184
Employee stock purchase plan	678	697
Total other share-based incentives	12,417	10,881
Share-based compensation expense, before income taxes	$47,659	$48,795

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of May 31, 2025
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$49.9	2.5
Stock-settled market stock units	29.2	2.0
Stock-settled performance stock units	9.2	2.2
Total	$88.3	2.3

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
The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2025 or 2024.
Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2025	7,309	$82.32
Options granted	1,439	$65.52
Options exercised	(132)	$63.04
Options forfeited or expired	(7)	$66.06
Outstanding as of May 31, 2025	8,609	$79.82	3.9	$71

Exercisable as of May 31, 2025	5,281	$86.46	2.7	$29

Stock Option Information

	Three Months Ended May 31
	2025	2024
Options granted	1,439,463	1,218,305
Weighted average grant date fair value per share	$26.23	$29.18
Cash received from options exercised (in millions)	$8.3	$8.2
Intrinsic value of options exercised (in millions)	$0.4	$1.8
Realized tax benefits (in millions)	$0.1	$0.4

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
Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2025			2024
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	41.9%	-	42.0%	39.6%	-	46.1%
Weighted average expected volatility			41.9%			45.4%
Risk-free interest rate (2)	3.7%	-	4.3%	4.6%	-	5.4%
Expected term (in years) (3)			4.7			4.7

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.
Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2025	1,524	$71.07
Stock units granted	976	$65.52
Stock units vested and converted	(686)	$74.12
Stock units cancelled	(25)	$69.27
Outstanding as of May 31, 2025	1,789	$66.90

Cash-Settled Restricted Stock Unit Information

	Three Months Ended May 31
	2025	2024
Stock units granted	976,031	914,848
Initial weighted average grant date fair value per share	$65.52	$67.21
Payments (before payroll tax withholdings) upon vesting (in millions)	$45.4	$39.6
Realized tax benefits (in millions)	$11.2	$9.8

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2025
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2027	$38,436	$102,495
Fiscal 2028	26,014	69,372
Fiscal 2029	13,658	36,421
Total expected cash settlements	$78,108	$208,288

(1)Net of estimated forfeitures.

Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2025	525	$104.12
Stock units granted	246	$91.97
Stock units vested and converted	(116)	$126.59
Stock units cancelled	—	$—
Outstanding as of May 31, 2025	655	$95.56

Stock-Settled Market Stock Unit Information

	Three Months Ended May 31
	2025	2024
Stock units granted	245,840	233,963
Weighted average grant date fair value per share	$91.97	$95.65
Realized tax benefits (in millions)	$1.5	$0.7

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

Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2025	2024
Net earnings	$210,381	$152,440

Weighted average common shares outstanding	152,137	157,161
Dilutive potential common shares:
Stock options	27	282
Stock-settled stock units and awards	443	263
Weighted average common shares and dilutive potential common shares	152,607	157,706

Basic net earnings per share	$1.38	$0.97
Diluted net earnings per share	$1.38	$0.97

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended May 31, 2025 and 2024, options to purchase 7,180,325 shares and 4,796,089 shares of common stock, respectively, were not included.
12. Accumulated Other Comprehensive (Loss) Income

Changes in Accumulated Other Comprehensive (Loss) Income By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	(Loss) Income
Balance as of February 28, 2025	$(36,008)	$39,088	$3,080
Other comprehensive loss before reclassifications	—	(3,479)	(3,479)
Amounts reclassified from accumulated other comprehensive (loss) income	76	(7,923)	(7,847)
Other comprehensive income (loss)	76	(11,402)	(11,326)
Balance as of May 31, 2025	$(35,932)	$27,686	$(8,246)

Changes In and Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

	Three Months Ended May 31
(In thousands)	2025	2024
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$44	$50
CarMax Auto Finance income	4	4
Selling, general and administrative expenses	52	57
Total amortization reclassifications recognized in net pension expense	100	111
Tax expense	(24)	(27)
Amortization reclassifications recognized in net pension expense, net of tax	76	84
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	76	84

Cash Flow Hedges (Note 5):
Changes in fair value	(4,594)	17,509
Tax benefit (expense)	1,115	(4,228)
Changes in fair value, net of tax	(3,479)	13,281
Reclassifications to CarMax Auto Finance income	(10,464)	(14,498)
Tax benefit	2,541	3,532
Reclassification of hedge gains, net of tax	(7,923)	(10,966)
Net change in cash flow hedge unrecognized gains, net of tax	(11,402)	2,315
Total other comprehensive (loss) income, net of tax	$(11,326)	$2,399

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive (loss) income. The cumulative balances are net of deferred taxes of $2.1 million as of May 31, 2025 and $1.5 million as of February 28, 2025.
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

The components of lease expense were as follows:

	Three Months Ended May 31
(In thousands)	2025	2024
Operating lease cost (1)	$24,434	$23,228
Finance lease cost:
Depreciation of lease assets	4,601	3,822
Interest on lease liabilities	6,292	6,671
Total finance lease cost	10,893	10,493
Total lease cost	$35,327	$33,721

(1)    Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of May 31	As of February 28
(In thousands)	Classification	2025	2025
Assets:
Operating lease assets	Operating lease assets	$482,613	$493,355
Finance lease assets	Property and equipment, net (1)	156,801	160,535
Total lease assets		$639,414	$653,890
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$58,332	$59,335
Finance leases	Accrued expenses and other current liabilities	15,800	15,015
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	470,912	481,963
Finance leases	Other liabilities	186,030	189,216
Total lease liabilities		$731,074	$745,529

(1)    Finance lease assets are recorded net of accumulated depreciation of $72.2 million as of May 31, 2025 and $67.6 million as of February 28, 2025.
Lease term and discount rate information related to leases was as follows:

	As of May 31	As of February 28
Lease Term and Discount Rate	2025	2025
Weighted Average Remaining Lease Term (in years)
Operating leases	15.48	15.49
Finance leases	14.20	14.31

Weighted Average Discount Rate
Operating leases	5.24%	5.21%
Finance leases	16.72%	16.78%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended May 31
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,226	$22,760
Operating cash flows from finance leases	$6,119	$6,432
Financing cash flows from finance leases	$3,443	$4,548

Lease assets obtained in exchange for lease obligations:
Operating leases	$3,326	$2,780
Finance leases	$867	$33,315

Maturities of lease liabilities were as follows:

	As of May 31, 2025
(In thousands)	Operating Leases	Finance Leases
Fiscal 2026, remaining	$63,658	$29,423
Fiscal 2027	80,053	39,996
Fiscal 2028	75,996	35,832
Fiscal 2029	54,165	35,570
Fiscal 2030	44,327	28,487
Thereafter	497,567	252,755
Total lease payments	815,766	422,063
Less: interest	(286,522)	(220,233)
Present value of lease liabilities	$529,244	$201,830

14. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information:

	Three Months Ended May 31
(In thousands)	2025	2024
Non-cash investing and financing activities:
Increase in accrued capital expenditures	$7,977	$2,659

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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $31.5 million as of May 31, 2025, and $28.8 million as of February 28, 2025, and is included in accrued expenses and other current liabilities.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025 (“fiscal 2025”), as well as our unaudited interim consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to unaudited interim consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.
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
CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); advertising and subscription revenues; and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through a seamless combination of both. Our associates, stores, technology and digital capabilities seamlessly tied together enable us to provide the most customer-centric car buying and selling experience, a key differentiator in a very large and fragmented market.
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
As of May 31, 2025, we operated 250 used car stores in 109 U.S. television markets.
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans held for investment and auto loans held for sale less the interest expense associated with the debt issued to fund these loans, a provision for estimated loan losses on loans held for investment and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 41.8% of our retail used vehicle unit sales in the first three months of fiscal 2026.  As of May 31, 2025, CAF serviced approximately 1.1 million customer accounts in its $17.79 billion portfolio of auto loans.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of its auto loans, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first three months of fiscal 2026 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended May 31, 2025	Change from Three Months Ended May 31, 2024
Income statement information
Net sales and operating revenues	$7,546.5	6.1%
Gross profit	$893.6	12.8%
CAF income	$141.7	(3.6)%
Selling, general and administrative expenses	$659.6	3.3%
Net earnings	$210.4	38.0%
Unit sales information
Used unit sales	230,210	9.0%
Change in used unit sales in comparable stores	8.1%	N/A
Wholesale unit sales	149,517	1.2%
Per unit information
Used gross profit per unit	$2,407	2.6%
Wholesale gross profit per unit	$1,047	(1.6)%
SG&A as a % of gross profit	73.8%	(6.8)%
Per share information
Net earnings per diluted share	$1.38	42.3%
Online sales metrics
Digitally enabled transactions (2)	80%	1%
Omni sales (3)	66%	1%
Online retail sales (4)	14%	—%
Unit buys information
Total vehicle purchases	336,312	7.2%
Vehicles purchased from consumers	287,893	3.3%
Vehicles purchased from dealers	48,419	38.4%
(1)    Where applicable, amounts are net of intercompany eliminations.
(2)    A digitally enabled transaction is defined as either an omni retail sale or an online retail sale, as defined below.

(3)    An omni retail sale is defined as a sale where customers complete at least one, but not all, of the four activities listed in note (4) below online, or additional steps that can be completed online, including pre-qualifying for financing, setting appointments and signing up for notifications of cars coming soon.
(4)    An online retail sale is defined as a sale where the customer completes all four of the following activities online: reserving the vehicle; financing the vehicle, if needed; trading-in or opting out of a trade-in; and creating an online sales order.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles and borrowings under our revolving credit facility or through other financing sources. In addition to funding our operations, this liquidity has been used to fund our capital expenditures and the repurchase of common stock under our share repurchase program.
Our current capital allocation strategy is to focus on our core business including investing in digital capabilities and the strategic expansion of our store and capacity footprint, pursue CAF’s expansion into the full credit spectrum, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. For fiscal 2026, we intend to modestly accelerate the pace of our share repurchases as compared to the prior year. We may increase this pace based on valuation and cash flow dynamics, as well as macroeconomic conditions, as we did in the first quarter of fiscal 2026. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
Strategic Update and Future Outlook
Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through a seamless combination of both experiences. While we expect our online and omni sales to grow over time, our goal is to provide the best experience whether in-store, online or a combination of the two. As a result, online, omni and in-person sales can vary from quarter to quarter depending on consumer preferences and how they choose to interact with us. We believe consumers in the used car industry will increasingly prefer optionality that seamlessly connects digital and physical experiences.
We believe that our diversified business model, combined with our exceptional associates, stores, technology and digital capabilities seamlessly tied together, is a key differentiator in a very large and fragmented market that positions us to continue to drive sales, gain market share and deliver significant year-over-year earnings growth for years to come. According to Cox Automotive research, as well as our own, the majority of customers shopping for used cars intend to transact via an omni experience. Our digital capabilities and overall experiences are resonating with customers as evidenced by our net promoter score, which is the highest it has been since rolling out our digital capabilities nationwide. In fiscal 2026, we plan to leverage and enhance our capabilities to drive growth through better execution, innovative efforts and upleveled experiences. Examples of our initiatives for fiscal 2026 include the following:
•For retail, we plan to continue leveraging data science and AI to offer even better digital experiences for associates and consumers, driving conversion and efficiency. We plan to improve our online vehicle transfer experience and expand the functionality of Skye, our AI-powered virtual assistant, with additional data and new architecture.
•We plan to launch a new marketing campaign that will bring our best-in-class omni-channel experience to the forefront for the consumer.
•For supply, we plan to streamline the online appraisal checkout process, expand appraisal pick-up availability to new markets and further enhance MaxOffer to attract new dealers, expanding our access to directly sourced vehicles.
•For credit, we plan to continue expanding CAF’s participation across the credit spectrum to grow penetration and capture profitable returns. As part of that strategy, we plan to execute the programmatic sale of the financial interest in a non-prime securitization once per year. We expect this additional funding lever, as well as other off-balance sheet funding vehicles under consideration, will provide us with significant flexibility and allow us to mitigate risk while focusing on our growth plan. Additionally, we plan to modernize the ownership experience on CAF’s digital platform, which is expected to enhance the customer experience and drive operating efficiencies.
We are also focused on driving down our cost of sales by pursuing incremental efficiency opportunities that we have identified across our logistics network and reconditioning operations. We achieved savings of approximately $125 per unit in fiscal 2025 and anticipate that we will achieve another $125 per unit in fiscal 2026. These efficiencies support affordability as we pass savings on to our customers and also support our margins.
While SG&A as a percent of gross profit can fluctuate from quarter to quarter depending on variability in gross profit and the timing of SG&A spending, our initial goal on the path to strengthening our SG&A to gross profit leverage over time is to achieve a rate in the mid-70% range on an annual basis. Achieving this annual rate will require continued efficiency gains in our operating model, gross profit growth and healthier consumer demand. In fiscal 2026, we expect to require low-single-digit gross profit growth to lever SG&A. This will be supported by our goal of becoming omni cost neutral for the first time for the full year of fiscal 2026. Omni-channel costs include commissions and the cost of operating our Customer Experience Centers (“CECs”). We expect our omni-channel costs per used unit, per total unit and as a percentage of gross profit for the full year of fiscal 2026 to be more efficient than before our omni-channel roll-out. This reinforces our pathway back to a lower SG&A leverage ratio, as noted above.
For the first quarter of fiscal 2026, we were more efficient compared to both before our omni-channel roll-out and the prior year across all three metrics noted above. A key driver of these efficiency gains has been our strategic deployment of AI technology across our operations. A few key metrics that illustrate the progress we are making year-over-year include a 30% improvement in containment rate for Skye, a 24% improvement in productivity for our CEC consultants and double digit improvement in phone and web response rate metrics. We believe there are significant opportunities to continue expanding AI applications across our business to drive both top-line growth and operational excellence.
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
As of May 31, 2025, we had used car stores located in 109 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first three months of fiscal 2026, we opened two stand-alone reconditioning/auction centers located in El Mirage, Arizona, supporting the Phoenix metro market, and Midlothian, Texas, supporting the Dallas metro market. During the remainder of the fiscal year, we plan to open six stores and two additional stand-alone reconditioning/auction facilities. We are utilizing our stand-alone reconditioning and auction locations to balance capacity and drive efficiencies across the network.
While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2025.
CRITICAL ACCOUNTING ESTIMATES
For information on critical accounting policies, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS
NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2025	2024	Change
Used vehicle sales	$6,103.4	$5,677.5	7.5%
Wholesale vehicle sales	1,252.7	1,256.4	(0.3)%
Other sales and revenues:
Extended protection plan revenues	131.7	118.8	10.8%
Third-party finance fees, net	(0.7)	(1.7)	58.3%
Advertising & subscription revenues (1)	36.5	34.7	5.3%
Other	22.9	27.7	(17.3)%
Total other sales and revenues	190.4	179.5	6.1%
Total net sales and operating revenues	$7,546.5	$7,113.4	6.1%

(1)    Excludes intercompany sales and operating revenues that have been eliminated in consolidation.

UNIT SALES

	Three Months Ended May 31
	2025	2024	Change
Used vehicles	230,210	211,132	9.0%
Wholesale vehicles	149,517	147,685	1.2%

AVERAGE SELLING PRICES

	Three Months Ended May 31
	2025	2024	Change
Used vehicles	$26,120	$26,526	(1.5)%
Wholesale vehicles	$7,959	$8,094	(1.7)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended May 31 (1)
	2025	2024
Used vehicle units	8.1%	(3.8)%
Used vehicle revenues	6.6%	(6.1)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended May 31
	2025	2024
Used vehicle units	9.0%	(3.1)%
Used vehicle revenues	7.5%	(5.4)%

Wholesale vehicle units	1.2%	(8.3)%
Wholesale vehicle revenues	(0.3)%	(17.0)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31 (1)
	2025	2024
CAF (2)	44.4%	45.3%
Tier 2 (3)	17.7%	18.7%
Tier 3 (4)	8.0%	7.5%
Other (5)	29.9%	28.5%
Total	100.0%	100.0%

(1)    Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 2% of total used units sold.
(3)    Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)    Third-party finance providers to whom we pay a fee.
(5)    Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended May 31
	2025	2024
Used car stores, beginning of period	250	245
Store openings	—	—
Used car stores, end of period	250	245

Used Vehicle Sales.  The 7.5% increase in used vehicle revenues in the first quarter of fiscal 2026 was driven by a 9.0% increase in used unit sales, partially offset by a 1.5% decrease in average retail selling price, or approximately $400. The increase in used units included an 8.1% increase in comparable store used unit sales. Comparable store used unit sales were positive for each month of the first quarter, with April as the strongest month. Comparable store used unit sales were driven by the sale of vehicles with prices under $20,000, which typically represent older and higher mileage vehicles. The improvement in sales was also supported by vehicles with prices over $40,000.
The decrease in average retail selling price in the first quarter of fiscal 2026 primarily reflected shifts in the mix of our sales by vehicle age.
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
The 0.3% decrease in wholesale vehicle revenues in the first quarter of fiscal 2026 was driven by a 1.7% decrease in average selling price, or approximately $150, partially offset by a 1.2% increase in unit sales.
The decrease in average selling price during the first quarter of fiscal 2026 was primarily due to shifts in the mix of our sales by vehicle age.
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
Other sales and revenues increased 6.1% in the first quarter of fiscal 2026, reflecting an increase in EPP revenues. EPP revenues increased 10.8% in the first quarter of fiscal 2026, largely reflecting increased retail unit sales.

Seasonality.  Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an increase in traffic and sales in February and March, coinciding with federal income tax refund season. Sales are typically slowest in the fall.
GROSS PROFIT

	Three Months Ended May 31 (1)
(In millions)	2025	2024	Change
Used vehicle gross profit	$554.2	$495.5	11.8%
Wholesale vehicle gross profit	156.6	157.1	(0.4)%
Other gross profit	182.8	139.3	31.3%
Total	$893.6	$791.9	12.8%

(1)    Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended May 31 (1)
	2025		2024
	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,407	9.1	$2,347	8.7
Wholesale vehicle gross profit	$1,047	12.5	$1,064	12.5
Other gross profit	$794	96.1	$660	77.6

(1)    Amounts are net of intercompany eliminations.
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
Used vehicle gross profit increased 11.8% in the first quarter of fiscal 2026, primarily driven by the 9.0% increase in total used unit sales and a $60 increase in used vehicle gross profit per unit. We continue to focus on striking the right balance between managing changes in vehicle costs, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.
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

Wholesale vehicle gross profit decreased 0.4% in the first quarter of fiscal 2026, driven by a $17 decrease in wholesale vehicle gross profit per unit, partially offset by a 1.2% increase in wholesale unit sales.
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
Other gross profit increased 31.3% in the first quarter of fiscal 2026, primarily driven by increases in service department margins as well as EPP revenues, as discussed above. The increase in service department margins for the first quarter of fiscal 2026 was driven by cost coverage measures that we have implemented, the increase in used unit sales and increased efficiencies. In fiscal 2026, we are testing EPP product enhancements that will focus on increasing penetration and margin per unit. We expect this will result in a slight year-over-year increase in EPP margin per unit during fiscal 2026, with the potential for more expansion in fiscal 2027. In addition, we expect service margin to grow year-over-year in fiscal 2026, predominantly in the first half of the year, and to deliver a positive profit contribution for the full year, as governed by sales performance given the leverage/deleverage nature of service. We expect service will continue to serve as a slight profit lever beyond fiscal 2026.
SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended May 31, 2025

Total comp and benefits
Store occupancy costs
Advertising expense
Other overhead costs
19%
10%
10%
61%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended May 31
(In millions except per unit data)	2025	2024	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$349.0	$328.1	6.4%
Share-based compensation expense	45.6	47.1	(3.2)%
Total compensation and benefits (2)	$394.6	$375.2	5.2%
Occupancy costs	68.9	70.6	(2.4)%
Advertising expense	67.9	71.7	(5.3)%
Other overhead costs (3)	128.2	121.1	5.9%
Total SG&A expenses	$659.6	$638.6	3.3%
SG&A as a % of gross profit	73.8%	80.6%	(6.8)%

(1)    Amounts are net of intercompany eliminations.
(2)    Excludes compensation and benefits related to reconditioning and vehicle repair service, which are included in cost of sales. See Note 10 for details of share-based compensation expense by grant type.

(3)    Includes IT expenses, non-CAF bad debt, insurance, preopening and relocation costs, travel, charitable contributions and other administrative expenses.

SG&A expenses increased $21.1 million, or 3.3%, in the first quarter of fiscal 2026. The increase was driven by a $20.9 million increase in compensation and benefits, excluding share-based compensation expense, primarily due to costs related to unit volume growth.
SG&A leveraged by 680 basis points during the first quarter of fiscal 2026, driven by the growth in gross profit and ongoing cost management efforts in the stores and CECs.
For fiscal 2026, we expect that full year marketing spend on a per total unit basis will be in line with fiscal 2025 at approximately $200 per total unit.
Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.
Interest expense of $27.1 million in the first quarter of fiscal 2026 was relatively consistent with $31.4 million in the first quarter of fiscal 2025.
Other (Income) Expense. Other income of $0.3 million in the first quarter of fiscal 2026 was relatively consistent with expense of $0.4 million in the first quarter of fiscal 2025.
Income Taxes.  The effective income tax rate was 25.7% in the first quarter of fiscal 2026 versus 26.2% in the first quarter of fiscal 2025.
RESULTS OF OPERATIONS – CARMAX AUTO FINANCE
CAF income primarily reflects interest and fee income generated by auto loans held for investment and auto loans held for sale less the interest expense associated with the debt issued to fund these loans, a provision for estimated loan losses on loans held for investment and direct CAF expenses. Total interest margin reflects the spread between interest and fees charged to consumers and our funding costs. Changes in the interest margin on new originations generally affect CAF income over time. Increases in interest rates, which affect CAF’s funding costs, competitive pressures on rates charged to customers or reducing higher risk accounts in our origination strategy, could result in compression in the interest margin on new originations.
The provision for loan losses reflects changes in the allowance for loan losses. Changes to the allowance are primarily driven by loss and delinquency experience, economic factors on our outlook for net losses expected to occur over the remaining contractual life of the loans held for investment as well as changes in the mix of credit quality of originations.
CAF’s portfolio is composed primarily of auto loans originated over the past several years.  Trends in auto loan growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Current period originations reflect current trends in both our retail sales and the CAF business, including the volume and credit mix of loans originated, current interest rates charged to consumers and loan terms.  Loans originated in a given fiscal period generally impact CAF income over time, as we recognize income over the life of the underlying auto loan or upon sale of the loan.
We typically use securitizations or other funding arrangements to fund loans originated by CAF.  Certain pools of loans may be sold in such a way that CAF relinquishes all, or nearly all, of its continuing financial interests in the loans. These loans are classified as held for sale on our consolidated balance sheet. During the first quarter of fiscal 2026, we identified $637.9 million of auto loans from our non-prime portfolio as held for sale, the majority of which were originated prior to fiscal 2026. This loan pool is intended to be fully sold off our balance sheet as a part of a non-prime securitization transaction. In the immediate term, an allowance for loan losses is not required for these loans. In the period in which the securitization transaction closes, CAF will record any gain realized by selling the residual interest in the loans. In addition, the risk of any financial impact from this loan pool due to future deterioration is removed once sold. We expect this additional funding lever, as well as other off-balance sheet funding vehicles under consideration, will provide us with significant flexibility and allow us to mitigate risk while focusing on our growth plan.
During fiscal 2025, CAF began testing its new full-spectrum credit scoring models and corresponding strategies across the Tier 1, Tier 2 and Tier 3 spaces. During the first quarter of fiscal 2026, CAF began a measured expansion by recapturing profitable portions of Tier 1 originations that we had shifted to our Tier 2 lenders as we tightened lending standards. We expect this expansion will grow our penetration by 100 to 150 basis points in the near-term, which is enabled by our non-prime securitization program, allowing us to efficiently fund these non-prime loans. This is a first step on the path towards our initial goal of increasing CAF penetration to 50%. We continue to learn from our new underwriting models and corresponding tests currently in place and anticipate capturing additional volume beyond Tier 1 during the back half of fiscal 2026. We will continue to monitor consumer behavior and the broader economy and will adjust our origination strategy as needed. We would expect each additional percentage point of CAF penetration to generate $10 million to $12 million in lifetime pre-tax income per year of origination, net of the impact to finance partner participation fees. Our pre-tax income expectations will be impacted by the volume of loans originated, interest rates charged to customers, loan terms, loss rates, average credit scores, funding strategy, loan sales and the broader macroeconomic and lending environments. We believe our unique finance platform with a full-spectrum in-house lending operation, coupled with a robust network of partner lenders, will strengthen our competitive advantage.
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
See Note 3 for additional information on CAF income and Note 4 for information on auto loans held for investment, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended May 31
(In millions)	2025	2024
Interest margin:
Interest and fee income	$485.4	$452.5
Interest expense	(197.5)	(182.3)
Total interest margin	$287.9	$270.2
Provision for loan losses	$(101.7)	$(81.2)
CarMax Auto Finance income	$141.7	$147.0

Average auto loans outstanding (1)	$17,719.9	$17,551.2
Total interest margin as a percent of average auto loans outstanding	6.5%	6.2%

(1)    Includes auto loans held for investment and auto loans held for sale.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS) (1)

	Three Months Ended May 31
	2025	2024
Net auto loans originated (in millions)	$2,318.5	$2,265.7
Vehicle units financed	96,192	91,364
Net penetration rate (2)	41.8%	43.3%
Weighted average contract rate	11.4%	11.4%
Weighted average credit score (3)	722	721
Weighted average loan-to-value (LTV) (4)	89.3%	89.1%
Weighted average term (in months)	68.6	67.0

(1)    Includes auto loans held for investment and auto loans held for sale.
(2)    Vehicle units financed as a percentage of total used units sold.
(3)    The credit scores represent FICO® scores and reflect only loans with obligors that have a FICO® score at the time of application. The FICO® score with respect to any loans with co-obligors is calculated as the average of each obligor’s FICO® score at the time of application. FICO® scores are not a significant factor in our primary scoring model, which relies on information from credit bureaus and other application information as discussed in Note 4.  FICO® is a federally registered servicemark of Fair Isaac Corporation.
(4)    LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.
AUTO LOANS HELD FOR INVESTMENT PERFORMANCE INFORMATION

	As of and for the Three Months Ended May 31
(In millions)	2025	2024
Ending auto loans held for investment	$17,154.5	$17,641.6
Average auto loans held for investment	$17,614.5	$17,551.2
Allowance for loan losses	$474.2	$493.1
Allowance for loan losses as a percentage of ending auto loans held for investment	2.76%	2.79%
Net credit losses on ending auto loans held for investment	$86.2	$70.9
Annualized net credit losses as a percentage of average auto loans held for investment	1.96%	1.62%
Past due accounts as a percentage of ending auto loans held for investment	5.48%	5.38%
Average recovery rate (1)	47.4%	48.9%

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
•CAF Income (Decrease of $5.3 million, or 3.6%, in the first quarter of fiscal 2026)
◦The decrease in CAF income for the first quarter of fiscal 2026 reflects an increase in the provision for loan losses, partially offset by an increase in the interest margin percentage.
•Total Interest Margin (Increased to 6.5% in the first quarter of fiscal 2026 from 6.2% in the first quarter of fiscal 2025)
◦The increase in total interest margin for the first quarter of fiscal 2026 was driven by higher customer rates, partially offset by higher funding costs.
•Provision for Loan Losses
◦The provision for loan losses resulted in expense of $101.7 million in the first quarter of fiscal 2026 compared with $81.2 million in the first quarter of fiscal 2025.
◦The increase in the provision for loan losses for the first three months of fiscal 2026 was primarily driven by unfavorable loss performance, primarily within loans originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged by the inflationary environment.

◦There was also a reduction in this quarter's provision due to the release of $26.5 million for the allowance previously recorded for loans that are now classified as held for sale.
◦The allowance for loan losses as a percentage of auto loans held for investment was 2.76% as of May 31, 2025, compared with 2.79% as of May 31, 2024 and 2.61% as of February 28, 2025. The allowance percentage increased from February primarily due to unfavorable loss performance, partially offset by the release of a portion of the allowance previously recognized on auto loans held for sale.
•Loan Performance
◦The increase in net loan originations in the first quarter of fiscal 2026 resulted from an increase in used unit sales, partially offset by decreases in the net penetration rate and the average amount financed.
◦CAF net penetration decreased in the first quarter of fiscal 2026 compared to the prior year period, primarily driven by an increase in self-funded higher credit customers during the initial announcement of tariffs as well as increased penetration from third-party Tier 3 finance providers, which more than offset the increase in net loan originations during the first quarter.
◦The weighted average contract rate was 11.4% in the first quarter of fiscal 2026, consistent with the prior year period.
PLANNED FUTURE ACTIVITIES
During the first three months of fiscal 2026, we opened two stand-alone reconditioning/auction centers. For the remainder of fiscal 2026, we anticipate opening six new store locations and two additional stand-alone reconditioning/auction centers. We currently estimate capital expenditures will total approximately $575 million in fiscal 2026. Capital expenditures were $467.9 million in fiscal 2025. Planned capital spending in fiscal 2026 largely consists of spending to support our future long-term growth in offsite reconditioning and auction facilities, as well as our new stores.
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
Our current capital allocation strategy is to focus on our core business including investing in digital capabilities and the strategic expansion of our store and capacity footprint, pursue CAF’s expansion into the full credit spectrum, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. For fiscal 2026, we intend to modestly accelerate the pace of our share repurchases as compared to the prior year. We may increase this pace based on valuation and cash flow dynamics, as well as macroeconomic conditions, as we did in the first quarter of fiscal 2026. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
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
Operating Activities.  During the first three months of fiscal 2026, net cash provided by operating activities totaled $299.5 million compared with net cash used in operating activities of $117.7 million in the prior year period.
As of May 31, 2025, total inventory was $3.62 billion, representing a decrease of $310.3 million compared with the balance as of the start of the fiscal year.  The decrease was primarily due to a decrease in volume driven by seasonality related to the end of tax refund season.
Our operating cash flows are significantly impacted by the net change in auto loans held for investment and auto loans held for sale, which increased $299.6 million in the current year period compared with $337.7 million in the prior year period.  A significant portion of the changes in auto loans held for investment and auto loans held for sale are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $82.5 million in the current year period compared with $299.6 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans held for investment, auto l oans held for sale and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can impact our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.
The increase in net cash provided by (used in) operating activities for the first three months of the current fiscal year compared with the prior year period primarily reflected the changes in inventory, auto loans held for investment and auto loans held for sale, as discussed above, and an increase in net earnings when excluding non-cash expenses, which include depreciation and amortization, share-based compensation expense and the provisions for loan losses and cancellation reserves. These were partially offset by the net impact of volume and timing-related changes in accounts receivables and accounts payable.
Investing Activities. During the first three months of fiscal 2026, net cash used in investing activities totaled $141.2 million compared with $105.9 million in fiscal 2025.  Capital expenditures were $136.7 million in the current year period versus $103.9 million in the prior year period.  Capital expenditures primarily included construction costs to support our growth capacity initiatives and new store openings as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to locations that we open in subsequent fiscal years.
As of May 31, 2025, 167 of our 250 used car stores were located on owned sites and 83 were located on leased sites, including 27 land-only leases and 56 land and building leases.
Financing Activities.  During the first three months of fiscal 2026, net cash used in financing activities totaled $129.4 million compared with $112.4 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $82.5 million compared with $299.6 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans held for investment and auto loans held for sale (see “Operating Activities”).
During the first three months of fiscal 2026, cash used in financing activities was impacted by net payments on our long-term debt of $3.9 million as well as stock repurchases of $204.0 million. During the first three months of fiscal 2025, cash used in financing activities was impacted by net payments on our long-term debt of $303.1 million as well as stock repurchases of $106.9 million.
TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of May 31	As of February 28
Debt Description (1)	Maturity Date	2025	2025
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	October 2026	699,808	699,773
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	483,977	487,676
Non-recourse notes payable	Various dates through June 2032	17,202,299	17,119,758
Total debt (3)		$18,786,084	$18,707,207
Cash and cash equivalents		$262,819	$246,960

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us. The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of May 31, 2025, we were in compliance with these financial covenants.
See Note 9 for additional information on our revolving credit facility, term loan, senior notes and financing obligations.
CAF auto loans held for investment and auto loans held for sale are primarily funded through our warehouse facilities and asset-backed term funding transactions.  These non-recourse funding vehicles are structured to legally isolate the auto loans, and we would not expect to be able to access the assets of our non-recourse funding vehicles, even in insolvency, receivership or conservatorship proceedings.  Similarly, the investors in the non-recourse notes payable have no recourse to our assets beyond the related loans, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loans held for investment.  We do, however, continue to have the rights associated with the interest we retain in these non-recourse funding vehicles.
As of May 31, 2025, $13.58 billion and $3.62 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first three months of fiscal 2026, we funded a total of $2.36 billion in asset-backed term funding transactions.  As of May 31, 2025, we had $2.48 billion of unused capacity in our warehouse facilities.
We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown. See Note 9 for additional information on the warehouse facilities.
We generally repurchase the loans funded through our warehouse facilities when we enter into an asset-backed term funding transaction. If our counterparties were to refuse to permit these repurchases it could impact our ability to execute on our funding program. Additionally, the agreements related to the warehouse facilities include various representations and warranties, as well as covenants and performance triggers related to events of default.  If these requirements are not met, we could be unable to continue to fund loans through the warehouse facilities.  In addition, warehouse facility investors could charge us a higher rate of interest and could have us replaced as servicer.  Further, we could be required to deposit collections on the related loans with the warehouse facility agents on a daily basis and deliver executed lockbox agreements to the warehouse facility agents.
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of May 31, 2025, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $1.74 billion remained available for repurchase. See Note 10 for more information on share repurchase activity.
Fair Value Measurements
We recognize money market securities, mutual fund investments, certain equity investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.
FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report that are not statements of historical fact, including statements about our future business plans, operations, challenges, opportunities or prospects, including without limitation any statements or factors regarding expected operating capacity, sales, inventory, market share, financial and operational targets and goals, revenue, margins, expenses, liquidity, loan originations, capital expenditures, share repurchase plans, debt obligations or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “enable,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “positioned,” “predict,” “should,” “target,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge, expectations and assumptions and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
•Changes in the competitive landscape and/or our failure to successfully adjust to such changes.
•Changes in general or regional U.S. economic conditions, including economic downturns, inflationary pressures, fluctuating interest rates, tariffs or the effect of trade policies and the potential impact of international events.
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

•Our inability to realize the benefits associated with our omni-channel platform or initiatives designed to leverage evolving technologies, including AI.
•Factors related to geographic and sales growth, including the inability to effectively manage our growth.
•Our inability to recruit, develop and retain associates and maintain positive associate relations.
•The loss of key associates from our store, regional or corporate management teams or a significant increase in labor costs.
•Changes in economic conditions or other factors that result in greater credit losses for CAF’s portfolio of auto loans than anticipated.
•The failure or inability to realize the benefits associated with our strategic investments.
•Changes in consumer credit availability provided by our third-party finance providers.
•Changes in the availability of extended protection plan products from third-party providers.
•The performance of the third-party vendors we rely on for key components of our business.
•Adverse conditions affecting one or more automotive manufacturers.
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
•The effect of evolving regulations, disclosure requirements, standards and expectations relating to environmental, social and governance matters.
•The effect of various litigation matters.
•The volatility in the market price for our common stock.
For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 45 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 7865.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since February 28, 2025.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

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
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings
For a discussion of certain legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A.     Risk Factors
In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2025, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In April 2022, the board authorized the repurchase of up to $2 billion of our common stock with no expiration date. Purchases may be made in open market transactions, including through Rule 10b5-1 plans, or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on stock price, market conditions, legal requirements and other factors. Shares repurchased are deemed authorized but unissued shares of common stock.
The following table provides information relating to the company’s repurchase of common stock for the first quarter of fiscal 2026. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
March 1 - 31, 2025	487,700	$74.22	487,700	$1,900,660,318
April 1 - 30, 2025	1,247,488	$66.71	1,247,488	$1,817,444,335
May 1 - 31, 2025	1,217,270	$66.01	1,217,270	$1,737,092,597
Total	2,952,458		2,952,458

Item 6.    Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Executive Vice President and
Chief Financial Officer

June 26, 2025