Form 10-Q
period 2025-08-31
CARMAX INC
filed 2025-09-26
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 24, 2025
Common Stock, par value $0.50	146,845,043

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Six Months Ended August 31, 2025 and 2024	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Six Months Ended August 31, 2025 and 2024	4

		Consolidated Balance Sheets (Unaudited) –
		August 31, 2025 and February 28, 2025	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Six Months Ended August 31, 2025 and 2024	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Six Months Ended August 31, 2025 and 2024	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	44

	Item 1A.	Risk Factors	44

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 6.	Exhibits	45

SIGNATURES			46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2025	%(1)	2024	%(1)	2025	%(1)	2024	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$5,270,712	79.9	$5,677,081	80.9	$11,374,152	80.4	$11,354,557	80.4
Wholesale vehicle sales	1,149,568	17.4	1,154,465	16.5	2,402,306	17.0	2,410,904	17.1
Other sales and revenues	174,404	2.6	181,983	2.6	364,767	2.6	361,465	2.6
NET SALES AND OPERATING REVENUES	6,594,684	100.0	7,013,529	100.0	14,141,225	100.0	14,126,926	100.0
COST OF SALES:
Used vehicle cost of sales	4,828,095	73.2	5,198,315	74.1	10,377,352	73.4	10,380,294	73.5
Wholesale vehicle cost of sales	1,012,248	15.3	1,016,590	14.5	2,108,415	14.9	2,115,901	15.0
Other cost of sales	36,675	0.6	38,157	0.5	44,169	0.3	78,369	0.6
TOTAL COST OF SALES	5,877,018	89.1	6,253,062	89.2	12,529,936	88.6	12,574,564	89.0
GROSS PROFIT	717,666	10.9	760,467	10.8	1,611,289	11.4	1,552,362	11.0
CARMAX AUTO FINANCE INCOME	102,638	1.6	115,580	1.6	244,288	1.7	262,550	1.9
Selling, general and administrative expenses	601,093	9.1	610,562	8.7	1,260,736	8.9	1,249,140	8.8
Depreciation and amortization	67,285	1.0	63,901	0.9	133,024	0.9	125,770	0.9
Interest expense	28,453	0.4	27,021	0.4	55,523	0.4	58,383	0.4
Other income	(3,624)	(0.1)	(3,281)	—	(3,933)	—	(2,865)	—
Earnings before income taxes	127,097	1.9	177,844	2.5	410,227	2.9	384,484	2.7
Income tax provision	31,719	0.5	45,035	0.6	104,468	0.7	99,235	0.7
NET EARNINGS	$95,378	1.4	$132,809	1.9	$305,759	2.2	$285,249	2.0
WEIGHTED AVERAGE COMMON SHARES:
Basic	149,291		155,866		150,714		156,513
Diluted	149,637		156,526		151,122		157,116
NET EARNINGS PER SHARE:
Basic	$0.64		$0.85		$2.03		$1.82
Diluted	$0.64		$0.85		$2.02		$1.82

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2025	2024	2025	2024
NET EARNINGS	$95,378	$132,809	$305,759	$285,249
Other comprehensive loss, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	76	85	152	169
Net change in cash flow hedge unrecognized gains	(13,136)	(52,706)	(24,538)	(50,391)
Other comprehensive loss, net of taxes	(13,060)	(52,621)	(24,386)	(50,222)
TOTAL COMPREHENSIVE INCOME	$82,318	$80,188	$281,373	$235,027

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of August 31	As of February 28
(In thousands except share data)	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$540,374	$246,960
Restricted cash from collections on auto loans held for investment	618,792	559,118
Accounts receivable, net	173,556	188,733
Auto loans held for sale	921,928	—
Inventory	3,149,570	3,934,622
Other current assets	137,798	148,203
TOTAL CURRENT ASSETS	5,542,018	5,077,636
Auto loans held for investment, net of allowance for loan losses of $507,286 and $458,730 as of August 31, 2025 and February 28, 2025, respectively	16,386,236	17,242,789
Property and equipment, net of accumulated depreciation of $2,138,883 and $2,014,563 as of August 31, 2025 and February 28, 2025, respectively	3,969,003	3,841,833
Deferred income taxes	105,729	140,332
Operating lease assets	476,367	493,355
Goodwill	141,258	141,258
Other assets	459,033	467,003
TOTAL ASSETS	$27,079,644	$27,404,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$913,350	$977,845
Accrued expenses and other current liabilities	477,994	529,926
Accrued income taxes	4,871	87,526
Current portion of operating lease liabilities	57,948	59,335
Current portion of long-term debt	216,855	16,821
Current portion of non-recourse notes payable	581,018	526,518
TOTAL CURRENT LIABILITIES	2,252,036	2,197,971
Long-term debt, excluding current portion	1,369,764	1,570,296
Non-recourse notes payable, excluding current portion	16,447,623	16,567,044
Operating lease liabilities, excluding current portion	463,844	481,963
Other liabilities	345,855	343,944
TOTAL LIABILITIES	20,879,122	21,161,218

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 147,673,338 and 153,319,678 shares issued and outstanding as of August 31, 2025 and February 28, 2025, respectively	73,837	76,660
Capital in excess of par value	1,873,377	1,891,012
Accumulated other comprehensive (loss) income	(21,306)	3,080
Retained earnings	4,274,614	4,272,236
TOTAL SHAREHOLDERS’ EQUITY	6,200,522	6,242,988
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,079,644	$27,404,206
See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
(In thousands)	2025	2024
OPERATING ACTIVITIES:
Net earnings	$305,759	$285,249
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	163,715	141,964
Share-based compensation expense	71,255	82,703
Provision for loan losses	243,904	193,798
Provision for cancellation reserves	41,897	49,302
Deferred income tax provision (benefit)	42,424	(11,789)
Other	1,393	2,039
Net decrease (increase) in:
Accounts receivable, net	15,177	(6,959)
Auto loans held for sale	(921,928)	—
Inventory	785,052	280,324
Other current assets	6,331	111,438
Auto loans held for investment, net	612,649	(595,543)
Other assets	(13,889)	(9,486)
Net (decrease) increase in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(230,470)	23,474
Other liabilities	(38,232)	(45,100)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,085,037	501,414
INVESTING ACTIVITIES:
Capital expenditures	(268,204)	(213,123)
Proceeds from disposal of property and equipment	348	130
Purchases of investments	(5,765)	(3,091)
Sales and returns of investments	1,155	621
NET CASH USED IN INVESTING ACTIVITIES	(272,466)	(215,463)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	87,000	—
Payments on long-term debt	(94,955)	(306,274)
Cash paid for debt issuance costs	(13,279)	(12,985)
Payments on finance lease obligations	(7,105)	(9,056)
Issuances of non-recourse notes payable	6,848,169	6,971,000
Payments on non-recourse notes payable	(6,911,012)	(6,742,743)
Repurchase and retirement of common stock	(384,873)	(213,305)
Equity issuances	8,349	30,296
NET CASH USED IN FINANCING ACTIVITIES	(467,706)	(283,067)
Increase in cash, cash equivalents, and restricted cash	344,865	2,884
Cash, cash equivalents, and restricted cash at beginning of year	960,310	1,250,410
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,305,175	$1,253,294

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$540,374	$524,667
Restricted cash from collections on auto loans held for investment	618,792	572,630
Restricted cash included in other assets	146,009	155,997
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,305,175	$1,253,294

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended August 31, 2025
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Income (Loss)	Total
Balance as of February 28, 2025	153,320	$76,660	$1,891,012	$4,272,236	$3,080	$6,242,988
Net earnings	—	—	—	210,381	—	210,381
Other comprehensive loss	—	—	—	—	(11,326)	(11,326)
Share-based compensation expense	—	—	41,114	—	—	41,114
Repurchases of common stock	(2,952)	(1,476)	(38,421)	(161,756)	—	(201,653)
Exercise of common stock options	132	66	8,263	—	—	8,329
Stock incentive plans, net shares issued	82	41	(2,965)	—	—	(2,924)
Balance as of May 31, 2025	150,582	$75,291	$1,899,003	$4,320,861	$(8,246)	$6,286,909
Net earnings	—	—	—	95,378	—	95,378
Other comprehensive loss	—	—	—	—	(13,060)	(13,060)
Share-based compensation expense	—	—	13,214	—	—	13,214
Repurchases of common stock	(2,921)	(1,460)	(38,773)	(141,625)	—	(181,858)
Exercise of common stock options	—	—	20	—	—	20
Stock incentive plans, net shares issued	12	6	(87)	—	—	(81)
Balance as of August 31, 2025	147,673	$73,837	$1,873,377	$4,274,614	$(21,306)	$6,200,522

See accompanying notes to consolidated financial statements

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
Recent Accounting Pronouncements.
Effective in Future Periods
In July 2025, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2025-05) related to credit losses for accounts receivable and contract assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2026, and we do not expect it to have a material effect on our consolidated financial statements.
In September 2025, the FASB issued an accounting pronouncement (ASU 2025-06) related to accounting for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2028. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.
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
Disaggregation of Revenue

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2025	2024	2025	2024
Used vehicle sales	$5,270.7	$5,677.1	$11,374.2	$11,354.6
Wholesale vehicle sales	1,149.6	1,154.5	2,402.3	2,410.9
Other sales and revenues:
Extended protection plan revenues	115.1	121.4	246.8	240.2
Third-party finance (fees)/income, net	(0.8)	1.4	(1.5)	(0.2)
Advertising & subscription revenues (1)	37.9	34.3	74.4	69.0
Service revenues	19.2	21.7	38.6	44.4
Other	3.0	3.2	6.5	8.1
Total other sales and revenues	174.4	182.0	364.8	361.5
Total net sales and operating revenues	$6,594.7	$7,013.5	$14,141.2	$14,126.9

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
We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of August 31, 2025 and February 28, 2025, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.
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
We typically use securitizations or other funding arrangements to fund loans originated by CAF.  Certain pools of loans may be sold in such a way that CAF relinquishes all, or nearly all, of its continuing financial interests in the loans. We classify these loans as held for sale when we have both the intent and ability to sell the loans in an off-balance sheet transaction. Auto loans held for sale include amounts due from customers related to retail vehicles financed through CAF and are assessed on an aggregate basis to determine the lower of amortized cost or fair value. The fair value of the auto loans held for sale is determined using a discounted cash flow model that utilizes various assumptions based on the company's historical experience and current market factors. If the amortized cost exceeds the fair value, a valuation allowance is recorded. No valuation allowance is recorded as of August 31, 2025. See Note 6 for discussion of fair values of financial instruments.
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
Components of CAF Income

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2025	2024	2025	2024
Interest margin:
Interest and fee income	$489.8	$464.5	$975.2	$917.0
Interest expense	(199.2)	(193.7)	(396.7)	(376.0)
Total interest margin	290.6	270.8	578.5	541.0
Provision for loan losses	(142.2)	(112.6)	(243.9)	(193.8)
Total interest margin after provision for loan losses	148.4	158.2	334.6	347.2
Direct expenses:
Payroll and fringe benefit expense	(20.5)	(19.0)	(40.5)	(37.6)
Depreciation and amortization	(4.4)	(4.3)	(8.7)	(8.5)
Other direct expenses	(20.9)	(19.3)	(41.1)	(38.5)
Total direct expenses	(45.8)	(42.6)	(90.3)	(84.6)
CarMax Auto Finance income	$102.6	$115.6	$244.3	$262.6

4. Auto Loans Held for Investment
Auto loans held for investment include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans held for investment originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans held for investment into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans held for investment and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans held for investment serve as collateral for the related non-recourse notes payable of $17.06 billion as of August 31, 2025, and $17.12 billion as of February 28, 2025. See Note 9 for additional information on securitizations and non-recourse notes payable.
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
Auto Loans Held for Investment, Net

	As of August 31	As of February 28
(In millions)	2025	2025
Auto loans held for investment	$16,779.7	$17,594.6
Accrued interest and fees	101.5	96.1
Other	12.3	10.8
Less: allowance for loan losses	(507.3)	(458.7)
Auto loans held for investment, net	$16,386.2	$17,242.8

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
Auto Loans Held for Investment by Major Credit Grade

	As of August 31, 2025
	Fiscal Year of Origination (1)
(In millions)	2026	2025	2024	2023	2022	Prior to 2022	Total	% (2)
Tier 1:
A	$2,333.0	$3,349.7	$2,047.4	$1,244.6	$590.6	$126.8	$9,692.1	57.7
B	885.4	1,481.2	1,340.8	906.8	522.2	143.5	5,279.9	31.5
C and other	243.3	291.3	224.6	251.7	172.2	74.1	1,257.2	7.5
Total Tier 1	3,461.7	5,122.2	3,612.8	2,403.1	1,285.0	344.4	16,229.2	96.7
Tier 2 and Tier 3:
C and other	89.1	210.0	136.8	82.6	25.7	6.3	550.5	3.3
Total auto loans held for investment	$3,550.8	$5,332.2	$3,749.6	$2,485.7	$1,310.7	$350.7	$16,779.7	100.0

Gross charge-offs	$2.9	$75.0	$94.8	$80.9	$42.0	$14.8	$310.4

	As of February 28, 2025
	Fiscal Year of Origination (1)
(In millions)	2025	2024	2023	2022	2021	Prior to 2021	Total	% (2)
Tier 1:
A	$4,132.0	$2,607.9	$1,673.9	$894.1	$243.9	$48.9	$9,600.7	54.5
B	2,041.1	1,664.0	1,163.0	746.4	244.9	69.7	5,929.1	33.7
C and other	422.1	277.0	324.5	242.5	99.4	35.0	1,400.5	8.0
Total Tier 1	6,595.2	4,548.9	3,161.4	1,883.0	588.2	153.6	16,930.3	96.2
Tier 2 and Tier 3:
C and other	311.9	177.1	116.9	46.3	5.4	6.7	664.3	3.8
Total auto loans held for investment	$6,907.1	$4,726.0	$3,278.3	$1,929.3	$593.6	$160.3	$17,594.6	100.0

Gross charge-offs	$44.7	$193.2	$196.2	$107.2	$30.3	$17.6	$589.2

(1)    Classified based on credit grade assigned when customers were initially approved for financing.
(2)    Percent of total auto loans held for investment.
Allowance for Loan Losses.  The allowance for loan losses at August 31, 2025 represents the net credit losses expected over the remaining contractual life of our auto loans held for investment. The allowance for loan losses is determined using a net loss timing curve method (“method”), primarily based on the composition of the portfolio of auto loans held for investment and historical gross loss and recovery trends. Due to the fact that losses for loans with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the loans to-date, along with forward loss curves, in estimating future performance. Once the loans have 18 months of performance history, the net loss estimate reflects actual loss experience of those loans to-date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a loan’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the auto loans held for investment at inception of the loan.

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
Allowance for Loan Losses

	Three Months Ended August 31, 2025
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$395.8	$78.4	$474.2	2.76
Transfer of auto loans to held for sale (2) (5)	(11.2)	(4.5)	(15.7)
Charge-offs	(141.3)	(27.4)	(168.7)
Recoveries (3)	51.4	8.2	59.6
Provision for loan losses (4) (5)	128.5	29.4	157.9
Balance as of end of period	$423.2	$84.1	$507.3	3.02

	Three Months Ended August 31, 2024
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$396.6	$96.5	$493.1	2.79
Charge-offs	(131.1)	(32.7)	(163.8)
Recoveries (3)	52.1	6.8	58.9
Provision for loan losses	99.7	12.9	112.6
Balance as of end of period	$417.3	$83.5	$500.8	2.82

	Six Months Ended August 31, 2025
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$378.1	$80.6	$458.7	2.61
Transfer of auto loans to held for sale (2) (5)	(30.3)	(11.9)	(42.2)
Charge-offs	(261.5)	(48.9)	(310.4)
Recoveries (3)	100.2	14.9	115.1
Provision for loan losses (4) (5)	236.7	49.4	286.1
Balance as of end of period	$423.2	$84.1	$507.3	3.02

	Six Months Ended August 31, 2024
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$389.7	$93.1	$482.8	2.78
Charge-offs	(244.1)	(52.8)	(296.9)
Recoveries (3)	106.0	15.1	121.1
Provision for loan losses	165.7	28.1	193.8
Balance as of end of period	$417.3	$83.5	$500.8	2.82

(1)    Percent of total auto loans held for investment.
(2)    Represents release of allowance previously recognized on auto loans held for sale.
(3)    Net of costs incurred to recover vehicle.
(4)    Represents the provision for loan losses on auto loans held for investment.
(5)    Combined total amounts of $142.2 million and $243.9 million represent the net provision for loan losses recognized as part of CAF income for the three and six months ended August 31, 2025.
During the first six months of fiscal 2026, the allowance for loan losses as a percent of total auto loans held for investment increased by 41 basis points. The increase was primarily driven by unfavorable loan loss performance, particularly within loans originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged by the inflationary environment. This impact was partially offset by the release of the allowance previously recognized on auto loans held for sale. The allowance for loan losses as of August 31, 2025 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.
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
Past Due Loans

	As of August 31, 2025
	Tier 1				Tier 2 & Tier 3	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,633.3	$4,789.4	$997.5	$15,420.2	$415.4	$15,835.6	94.37
Delinquent loans:
31-60 days past due	36.7	286.9	137.3	460.9	69.3	530.2	3.16
61-90 days past due	16.7	164.3	103.0	284.0	54.6	338.6	2.02
Greater than 90 days past due	5.4	39.3	19.4	64.1	11.2	75.3	0.45
Total past due	58.8	490.5	259.7	809.0	135.1	944.1	5.63
Total auto loans held for investment	$9,692.1	$5,279.9	$1,257.2	$16,229.2	$550.5	$16,779.7	100.00

	As of February 28, 2025
	Tier 1				Tier 2 & Tier 3	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,543.3	$5,491.5	$1,164.7	$16,199.5	$541.2	$16,740.7	95.15
Delinquent loans:
31-60 days past due	36.7	276.0	139.3	452.0	71.9	523.9	2.98
61-90 days past due	14.8	127.3	79.6	221.7	41.2	262.9	1.49
Greater than 90 days past due	5.9	34.3	16.9	57.1	10.0	67.1	0.38
Total past due	57.4	437.6	235.8	730.8	123.1	853.9	4.85
Total auto loans held for investment	$9,600.7	$5,929.1	$1,400.5	$16,930.3	$664.3	$17,594.6	100.00

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
For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive (loss) income (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $20.3 million will be reclassified from AOCL as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three months ended August 31, 2025 and 2024, we recognized expense of $0.5 million and $4.6 million, respectively, in CAF income representing these changes in fair value. For the six months ended August 31, 2025 and 2024, we recognized expense of $1.6 million and $7.7 million, respectively, in CAF income representing these changes in fair value.
As of August 31, 2025 and February 28, 2025, we had interest rate swaps outstanding with a combined notional amount of $4.31 billion and $3.76 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of August 31, 2025, we had no interest rate swaps outstanding that were not designated as cash flow hedges for accounting purposes. As of February 28, 2025, we had interest rate swaps with a combined notional amount of $181.0 million outstanding that were not designated as cash flow hedges for accounting purposes.
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
Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2025
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$1,186,946	$—	$1,186,946
Mutual fund investments	31,906	—	31,906
Derivative instruments designated as hedges	—	734	734
Total assets at fair value	$1,218,852	$734	$1,219,586

Percent of total assets at fair value	99.9%	0.1%	100.0%
Percent of total assets	4.5%	—%	4.5%

Liabilities:
Derivative instruments designated as hedges	$—	$(11,899)	$(11,899)
Total liabilities at fair value	$—	$(11,899)	$(11,899)

Percent of total liabilities	—%	0.1%	0.1%

	As of February 28, 2025
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$842,691	$—	$842,691
Mutual fund investments	27,495	—	27,495
Derivative instruments designated as hedges	—	10,813	10,813
Derivative instruments not designated as hedges	—	1,576	1,576
Total assets at fair value	$870,186	$12,389	$882,575

Percent of total assets at fair value	98.6%	1.4%	100.0%
Percent of total assets	3.2%	—%	3.2%

Liabilities:
Derivative instruments designated as hedges	$—	$(8,728)	$(8,728)
Total liabilities at fair value	$—	$(8,728)	$(8,728)

Percent of total liabilities	—%	—%	—%

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
The fair value of our auto loans held for sale, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs from the company’s recent term securitization transactions and other available market data. The carrying value and fair value of the auto loans held for sale as of August 31, 2025 and February 28, 2025, respectively, are as follows:

(In thousands)	As of August 31, 2025	As of February 28, 2025
Carrying value	$921,928	$—
Fair value	$959,724	$—
The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of August 31, 2025 and February 28, 2025, respectively, are as follows:

(In thousands)	As of August 31, 2025	As of February 28, 2025
Carrying value	$400,000	$400,000
Fair value	$395,202	$390,201

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
Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2025	2024	2025	2024
Balance as of beginning of period	$138.7	$131.3	$133.9	$128.3
Cancellations	(19.9)	(22.6)	(39.9)	(43.9)
Provision for future cancellations	17.1	25.0	41.9	49.3
Balance as of end of period	$135.9	$133.7	$135.9	$133.7

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of August 31, 2025 and February 28, 2025, the current portion of cancellation reserves was $72.3 million and $69.8 million, respectively.
8. Income Taxes
We had $20.6 million of gross unrecognized tax benefits as of August 31, 2025, and $18.0 million as of February 28, 2025.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2025.
On July 4, 2025, federal legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes provisions that make 100% bonus depreciation permanent, allows for the expensing of domestic research costs and modifies the business interest expense limitation calculation. These changes were incorporated into our income tax provision for the six months ended August 31, 2025, resulting in an increase in our deferred tax expense, offset by a corresponding decrease in our current tax expense. We do not expect the OBBBA to have a material impact on our fiscal 2026 effective tax rate.
9. Debt

(In thousands)		As of August 31	As of February 28
Debt Description (1)	Maturity Date	2025	2025
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	October 2026	699,843	699,773
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	487,023	487,676
Non-recourse notes payable	Various dates through June 2032	17,056,916	17,119,758
Total debt		18,643,782	18,707,207
Less: current portion		(797,873)	(543,339)
Less: unamortized debt issuance costs		(28,522)	(26,528)
Long-term debt, net		$17,817,387	$18,137,340

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt.  As of August 31, 2025, the unused capacity of $2.00 billion was fully available to us.
Term Loan. Borrowings under the $700 million term loan are available for working capital and general corporate purposes. The interest rate on our term loan was 5.36% as of August 31, 2025. The term loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
Senior Notes. Borrowings under our unsecured senior notes totaling $400 million are available for working capital and general corporate purposes. The 4.17% senior notes mature in April 2026 and were therefore classified as current as of August 31, 2025. The 4.27% senior notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
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
Information on our funding vehicles of non-recourse notes payable as of August 31, 2025 are as follows:

(In billions)	Capacity
Warehouse facilities:
September 2025 expiration	$2.30
March 2026 expiration	3.10
May 2026 expiration	0.70
Combined warehouse facility limit	$6.10
Unused capacity	$2.53

Non-recourse notes payable outstanding:
Warehouse facilities	$3.57
Asset-backed term funding transactions	13.49
Non-recourse notes payable	$17.06

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. In September 2025, the $2.30 billion facility was increased to $2.55 billion and extended with an expiration date of September 2026. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change.  These changes could have a significant impact on our funding costs.
See Note 4 for additional information on the related auto loans held for investment.
Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the six months ended August 31, 2025 and 2024, we capitalized interest of $6.8 million and $3.1 million, respectively.

Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of August 31, 2025, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.
10. Stock and Stock-Based Incentive Plans
(A)Share Repurchase Program
As of August 31, 2025, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.56 billion remained available for repurchase.
Common Stock Repurchases

	Three Months Ended		Six Months Ended
	August 31		August 31
	2025	2024	2025	2024
Number of shares repurchased (in thousands)	2,921.0	1,376.7	5,873.4	2,822.4
Average cost per share	$61.63	$77.04	$64.66	$74.41
Available for repurchase, as of end of period (in millions)	$1,557.1	$2,150.1	$1,557.1	$2,150.1

(B)Share-Based Compensation
Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2025	2024	2025	2024
Cost of sales	$1,222	$1,639	$1,869	$2,648
CarMax Auto Finance income	1,146	1,449	2,556	2,134
Selling, general and administrative expenses	22,445	32,133	68,047	79,234
Share-based compensation expense, before income taxes	$24,813	$35,221	$72,472	$84,016

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2025	2024	2025	2024
Nonqualified stock options	$6,930	$9,174	$26,874	$28,118
Cash-settled restricted stock units (RSUs)	11,060	17,277	16,927	28,667
Stock-settled market stock units (MSUs)	4,338	4,187	13,769	11,767
Other share-based incentives:
Stock-settled performance stock units (PSUs)	281	2,117	12,020	12,301
Stock-settled deferred stock units (DSUs)	1,665	1,850	1,665	1,850
Employee stock purchase plan	539	616	1,217	1,313
Total other share-based incentives	2,485	4,583	$14,902	$15,464
Share-based compensation expense, before income taxes	$24,813	$35,221	$72,472	$84,016

(C)Stock Incentive Plan Information
Share/Unit Activity

	Six Months Ended August 31, 2025
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 28, 2025	7,309	525	411	1,524
Granted	1,446	248	278	976
Exercised or vested and converted	(132)	(124)	(64)	(701)
Cancelled	(15)	—	—	(65)
Outstanding as of August 31, 2025	8,608	649	625	1,734

Weighted average grant date fair value per share/unit:

Granted	$26.23	$91.98	$66.09	$65.52
Ending outstanding	$28.26	$95.36	$70.92	$66.79

	As of August 31, 2025
Unrecognized compensation (in millions)	$43.1	$24.8	$7.4

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
Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2025	2024	2025	2024
Net earnings	$95,378	$132,809	$305,759	$285,249

Weighted average common shares outstanding	149,291	155,866	150,714	156,513
Dilutive potential common shares:
Stock options	—	349	13	316
Stock-settled stock units and awards	346	311	395	287
Weighted average common shares and dilutive potential common shares	149,637	156,526	151,122	157,116

Basic net earnings per share	$0.64	$0.85	$2.03	$1.82
Diluted net earnings per share	$0.64	$0.85	$2.02	$1.82

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended August 31, 2025 and 2024, options to purchase 8,610,659 shares and 5,083,556 shares of common stock, respectively, were not included. For the six months ended August 31, 2025 and 2024, options to purchase 8,133,984 shares and 5,133,763 shares of common stock, respectively, were not included.

12. Accumulated Other Comprehensive (Loss) Income

Changes in Accumulated Other Comprehensive (Loss) Income By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	(Loss) Income
Balance as of February 28, 2025	$(36,008)	$39,088	$3,080
Other comprehensive loss before reclassifications	—	(9,625)	(9,625)
Amounts reclassified from accumulated other comprehensive (loss) income	152	(14,913)	(14,761)
Other comprehensive income (loss)	152	(24,538)	(24,386)
Balance as of August 31, 2025	$(35,856)	$14,550	$(21,306)

Changes In and Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2025	2024	2025	2024
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$43	$49	$87	$99
CarMax Auto Finance income	3	3	7	7
Selling, general and administrative expenses	53	58	105	115
Total amortization reclassifications recognized in net pension expense	99	110	199	221
Tax expense	(23)	(25)	(47)	(52)
Amortization reclassifications recognized in net pension expense, net of tax	76	85	152	169
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	76	85	152	169

Cash Flow Hedges (Note 5):
Changes in fair value	(8,117)	(55,748)	(12,711)	(38,239)
Tax benefit	1,971	13,639	3,086	9,411
Changes in fair value, net of tax	(6,146)	(42,109)	(9,625)	(28,828)
Reclassifications to CarMax Auto Finance income	(9,231)	(14,010)	(19,695)	(28,508)
Tax benefit	2,241	3,413	4,782	6,945
Reclassification of hedge gains, net of tax	(6,990)	(10,597)	(14,913)	(21,563)
Net change in cash flow hedge unrecognized gains, net of tax	(13,136)	(52,706)	(24,538)	(50,391)
Total other comprehensive loss, net of tax	$(13,060)	$(52,621)	$(24,386)	$(50,222)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive (loss) income. The cumulative balances are net of deferred taxes of $6.3 million as of August 31, 2025 and $1.5 million as of February 28, 2025.
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
The components of lease expense were as follows:

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2025	2024	2025	2024
Operating lease cost (1)	$24,436	$22,873	$48,870	$46,101
Finance lease cost:
Depreciation of lease assets	4,623	2,976	9,224	6,798
Interest on lease liabilities	6,207	6,920	12,499	13,591
Total finance lease cost	10,830	9,896	21,723	20,389
Total lease cost	$35,266	$32,769	$70,593	$66,490

(1)    Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of August 31	As of February 28
(In thousands)	Classification	2025	2025
Assets:
Operating lease assets	Operating lease assets	$476,367	$493,355
Finance lease assets	Property and equipment, net (1)	152,483	160,535
Total lease assets		$628,850	$653,890
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$57,948	$59,335
Finance leases	Accrued expenses and other current liabilities	16,533	15,015
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	463,844	481,963
Finance leases	Other liabilities	182,101	189,216
Total lease liabilities		$720,426	$745,529

(1)    Finance lease assets are recorded net of accumulated depreciation of $76.9 million as of August 31, 2025 and $67.6 million as of February 28, 2025.

Lease term and discount rate information related to leases was as follows:

	As of August 31	As of February 28
Lease Term and Discount Rate	2025	2025
Weighted Average Remaining Lease Term (in years)
Operating leases	15.51	15.49
Finance leases	14.13	14.31

Weighted Average Discount Rate
Operating leases	5.28%	5.21%
Finance leases	16.67%	16.78%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended August 31
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51,869	$47,610
Operating cash flows from finance leases	$12,162	$12,642
Financing cash flows from finance leases	$7,105	$9,056

Lease assets obtained in exchange for lease obligations:
Operating leases	$10,709	$4,189
Finance leases	$1,171	$24,497

Maturities of lease liabilities were as follows:

	As of August 31, 2025
(In thousands)	Operating Leases	Finance Leases
Fiscal 2026, remaining	$42,273	$19,717
Fiscal 2027	81,142	40,040
Fiscal 2028	76,744	35,908
Fiscal 2029	54,913	35,645
Fiscal 2030	45,075	28,563
Thereafter	505,508	252,863
Total lease payments	805,655	412,736
Less: interest	(283,863)	(214,102)
Present value of lease liabilities	$521,792	$198,634

14. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information:

	Six Months Ended August 31
(In thousands)	2025	2024
Non-cash investing and financing activities:
Increase in accrued capital expenditures	$8,228	$816
Increase in financing obligations	$6,836	$—

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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $30.3 million as of August 31, 2025, and $28.8 million as of February 28, 2025, and is included in accrued expenses and other current liabilities.
16. Subsequent Event
On September 24, 2025, we executed a non-prime securitization transaction. The structure of the transaction resulted in CarMax recognizing the sale of approximately $930 million of auto loans, inclusive of accrued interest, in exchange for consideration in the form of cash and beneficial interests. The beneficial interests represent the 5% interest in the rated notes and residual certificate that we retained as the sponsor of the transaction. CarMax expects to recognize a gain on sale of approximately $25 million to $30 million from the transaction, net of transaction expenses, in the third quarter of fiscal 2026. Subsequent to this transaction, the sold auto loans will no longer be recognized on the CarMax consolidated balance sheets. As servicer, CAF will continue to be responsible for managing collections and performing other servicing activities for the sold auto loans and will earn servicing income as compensation for these activities.

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
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans held for investment and auto loans held for sale less the interest expense associated with the debt issued to fund these loans, a provision for estimated loan losses on loans held for investment and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.1% of our retail used vehicle unit sales in the first six months of fiscal 2026.  As of August 31, 2025, CAF serviced approximately 1.1 million customer accounts in its $17.69 billion portfolio of auto loans.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of its auto loans, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first six months of fiscal 2026 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the second quarter and first six months of fiscal 2026 as compared to the second quarter and first six months of fiscal 2025 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended August 31, 2025	Change from Three Months Ended August 31, 2024	Six Months Ended August 31, 2025	Change from Six Months Ended August 31, 2024
Income statement information
Net sales and operating revenues	$6,594.7	(6.0)%	$14,141.2	0.1%
Gross profit	$717.7	(5.6)%	$1,611.3	3.8%
CAF income	$102.6	(11.2)%	$244.3	(7.0)%
Selling, general and administrative expenses	$601.1	(1.6)%	$1,260.7	0.9%
Net earnings	$95.4	(28.2)%	$305.8	7.2%
Unit sales information
Used unit sales	199,729	(5.4)%	429,939	1.8%
Change in used unit sales in comparable stores	(6.3)%	N/A	0.9%	N/A
Wholesale unit sales	138,302	(2.2)%	287,819	(0.5)%
Per unit information
Used gross profit per unit	$2,216	(2.3)%	$2,318	0.4%
Wholesale gross profit per unit	$993	1.8%	$1,021	0.1%
SG&A as a % of gross profit	83.8%	3.5%	78.2%	(2.3)%
Per share information
Net earnings per diluted share	$0.64	(24.7)%	$2.02	11.0%
Online sales metrics
Digitally enabled transactions (2)	80%	8%	80%	8%
Omni sales (3)	68%	11%	67%	10%
Online retail sales (4)	12%	(3)%	13%	(2)%
Unit buys information
Total vehicle purchases	292,906	(2.4)%	629,218	2.5%
Vehicles purchased from consumers	261,968	(2.7)%	549,861	0.4%
Vehicles purchased from dealers	30,938	0.2%	79,357	20.5%
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
Our current capital allocation strategy is to focus on our core business including investing in digital capabilities and the strategic expansion of our store and capacity footprint, pursue CAF’s expansion into the full credit spectrum, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. For fiscal 2026, we have and intend to continue to accelerate the pace of our share repurchases as compared to the prior year. We may increase this pace based on valuation and cash flow dynamics, as well as macroeconomic conditions, as we did in the first half of fiscal 2026. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
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
We believe that our diversified business model, combined with our exceptional associates, stores, technology and digital capabilities seamlessly tied together, is a key differentiator in a very large and fragmented market that positions us to continue to drive sales, gain market share and deliver significant year-over-year earnings growth for years to come. According to Cox Automotive research, as well as our own, the majority of customers shopping for used cars intend to transact via an omni experience. Our net promoter score is the highest it has been since we rolled out our digital capabilities nationwide, driven by record-high satisfaction among customers purchasing online as well as those using our omni-channel experience. In fiscal 2026, we plan to leverage and enhance our capabilities to drive growth through better execution, innovative efforts and upleveled experiences. Examples of our initiatives for fiscal 2026 include the following:
•For retail, we plan to continue leveraging data science and AI to offer even better digital experiences for associates and consumers, driving conversion and efficiency. We plan to improve our online vehicle transfer experience and expand the functionality of Skye, our AI-powered virtual assistant, with additional data and new architecture. We recently completed the full roll-out of Skye 2.0, which leverages agentic AI, and we expect this release will drive even more efficiency and experience improvements.
•We recently launched our new “Wanna Drive” brand positioning campaign, which brings our best-in-class omni-channel experience to life and emphasizes that our customers are empowered to buy their way, with clarity, confidence and control.
•For supply, we plan to continue to streamline the online appraisal checkout process, expand appraisal pick-up availability to new markets and further enhance MaxOffer to attract new dealers, expanding our access to directly sourced vehicles.
•For credit, we plan to continue expanding CAF’s participation across the credit spectrum to grow penetration and capture profitable returns. As part of that strategy, we plan to execute the programmatic sale of the financial interest in a non-prime securitization once per year, the first of which was completed in September 2025. We expect this additional funding lever, as well as other off-balance sheet funding vehicles under consideration, will provide us with significant flexibility and allow us to mitigate risk while focusing on our growth plan. Additionally, we plan to modernize the ownership experience on CAF’s digital platform, which is expected to enhance the customer experience and drive operating efficiencies.

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
We also plan to accelerate our pace of SG&A expense reduction. Our goal of at least $150 million in SG&A expense reductions over the next 18 months represents a material improvement in our cost profile and reflects the execution of a plan that we have been developing with outside support. While we plan to realize some of these savings in fiscal 2026, we expect the vast majority will be realized in our exit rate by the end of fiscal 2027. In addition to offsetting inflationary pressures, these ongoing savings will provide additional flexibility to reinvest in areas that directly drive sales, while also serving as a tailwind to our already robust earnings model, as discussed below.
For the second quarter of fiscal 2026, we were more efficient compared to both before our omni-channel roll-out and the prior year across all three metrics noted above. A key driver of these efficiency gains has been our strategic deployment of AI technology. For example, Skye continued to deliver year-over-year improvements, with containment rate, CEC consultant productivity and phone and web response rate metrics all improving by double digits. We believe there are significant opportunities to continue expanding AI applications across our business to drive both top-line growth and operational excellence.
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
In calendar 2024, we estimate we sold approximately 3.7% of the age 0- to 10-year old vehicles sold on a nationwide basis, consistent with calendar 2023. We expect to gain market share in calendar 2025. Our strategy to increase our market share includes focusing on:
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
As of August 31, 2025, we operated 253 used car stores located in 109 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first six months of fiscal 2026, we opened three stores located in Tuscaloosa, Alabama, El Cajon, California and Hagerstown, Maryland. In addition, we opened three stand-alone reconditioning/auction centers located in El Mirage, Arizona, supporting the Phoenix metro market, Midlothian, Texas, supporting the Dallas metro market, and New Kent, Virginia, supporting the Richmond metro market. During the remainder of the fiscal year, we plan to open three additional stores and one additional stand-alone reconditioning/auction facility. We are utilizing our stand-alone reconditioning and auction locations to balance capacity and drive efficiencies across the network.

While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2025.
CRITICAL ACCOUNTING ESTIMATES
For information on critical accounting policies, see “Critical Accounting Estimates” in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2025.
RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS
NET SALES AND OPERATING REVENUES

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2025	2024	Change	2025	2024	Change
Used vehicle sales	$5,270.7	$5,677.1	(7.2)%	$11,374.2	$11,354.6	0.2%
Wholesale vehicle sales	1,149.6	1,154.5	(0.4)%	2,402.3	2,410.9	(0.4)%
Other sales and revenues:
Extended protection plan revenues	115.1	121.4	(5.2)%	246.8	240.2	2.7%
Third-party finance (fees)/income, net	(0.8)	1.4	(153.4)%	(1.5)	(0.2)	(549.1)%
Advertising & subscription revenues (1)	37.9	34.3	10.3%	74.4	69.0	7.8%
Other	22.2	24.9	(10.4)%	45.1	52.5	(14.0)%
Total other sales and revenues	174.4	182.0	(4.2)%	364.8	361.5	0.9%
Total net sales and operating revenues	$6,594.7	$7,013.5	(6.0)%	$14,141.2	$14,126.9	0.1%

(1)    Excludes intercompany sales and operating revenues that have been eliminated in consolidation.

UNIT SALES

	Three Months Ended August 31			Six Months Ended August 31
	2025	2024	Change	2025	2024	Change
Used vehicles	199,729	211,020	(5.4)%	429,939	422,152	1.8%
Wholesale vehicles	138,302	141,458	(2.2)%	287,819	289,143	(0.5)%

AVERAGE SELLING PRICES

	Three Months Ended August 31			Six Months Ended August 31
	2025	2024	Change	2025	2024	Change
Used vehicles	$25,993	$26,245	(1.0)%	$26,061	$26,386	(1.2)%
Wholesale vehicles	$7,891	$7,768	1.6%	$7,926	$7,935	(0.1)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2025	2024	2025	2024
Used vehicle units	(6.3)%	4.3%	0.9%	0.1%
Used vehicle revenues	(7.1)%	(0.2)%	(0.2)%	(3.3)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2025	2024	2025	2024
Used vehicle units	(5.4)%	5.1%	1.8%	0.8%
Used vehicle revenues	(7.2)%	1.5%	0.2%	(2.1)%

Wholesale vehicle units	(2.2)%	(0.3)%	(0.5)%	(4.5)%
Wholesale vehicle revenues	(0.4)%	(12.7)%	(0.4)%	(15.0)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2025	2024	2025	2024
CAF (2)	45.2%	44.6%	44.8%	45.0%
Tier 2 (3)	16.5%	17.7%	17.1%	18.2%
Tier 3 (4)	7.3%	6.7%	7.7%	7.1%
Other (5)	31.0%	31.0%	30.4%	29.7%
Total	100.0%	100.0%	100.0%	100.0%

(1)    Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 2% of total used units sold.
(3)    Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)    Third-party finance providers to whom we pay a fee.
(5)    Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2025	2024	2025	2024
Used car stores, beginning of period	250	245	250	245
Store openings	3	2	3	2
Used car stores, end of period	253	247	253	247

During the first six months of fiscal 2026, we opened three stores in existing television markets (Tuscaloosa, AL; El Cajon, CA; and Hagerstown, MD).

Used Vehicle Sales.  The 7.2% decrease in used vehicle revenues in the second quarter of fiscal 2026 was driven by a 5.4% decrease in used unit sales as well as a 1.0% decrease in average retail selling price, or approximately $250. The decrease in used units included a 6.3% decrease in comparable store used unit sales. Pressured performance across our inventory aged 0-5 years was partially offset by increased sales of older, higher mileage vehicles. In response to the increase in sales volume in March and April due to tariff speculation, we ramped up inventory ahead of the second quarter in support of this growth. During the back half of May and through the end of June, we saw approximately $1,000 in depreciation across our inventory, which negatively impacted our price competitiveness and sales. In response, we lowered our used margin in the second quarter to drive the sell-through of inventory. As a result, price competitiveness has improved and we believe we are better positioned for the third quarter. In addition, we believe our second quarter sales were negatively impacted by a pull forward of demand into the first quarter in response to speculation about tariffs. The 0.2% increase in used vehicle revenues in the first six months of fiscal 2026 was driven by a 1.8% increase in used unit sales, partially offset by a 1.2% decrease in average retail selling price, or approximately $300. The increase in used units included a 0.9% increase in comparable store used unit sales. Comparable store used unit sales for September are currently stronger than our second quarter results but down slightly year-over-year.
The decrease in average retail selling price in the second quarter and first six months of fiscal 2026 primarily reflected shifts in the mix of our sales by vehicle age and class, partially offset by an increase in vehicle acquisition costs.

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
The 0.4% decrease in wholesale vehicle revenues in the second quarter of fiscal 2026 was driven by a 2.2% decrease in unit sales, partially offset by a 1.6% increase in average selling price, or approximately $125. During the second quarter of fiscal 2026, wholesale unit sales were impacted by our decision to lower buys in order to balance our inventory with sales. We are no longer intentionally lowering buys and anticipate year-over-year improvement for the third quarter of fiscal 2026. For the first six months of fiscal 2026, wholesale vehicle revenues decreased 0.4%, driven by a 0.5% decrease in unit sales.
The increase in average selling price during the second quarter of fiscal 2026 was primarily due to increased acquisition costs.
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
Other sales and revenues decreased 4.2% in the second quarter of fiscal 2026, reflecting a 5.2% decrease in EPP revenues. The decrease in EPP revenues was driven by the decline in retail unit sales. For the first six months of fiscal 2026, other sales and revenues increased 0.9%, reflecting a 2.7% increase in EPP revenues. The increase in EPP revenues reflected favorable reserve adjustments and increased margins, partially offset by decreased penetration.
GROSS PROFIT

	Three Months Ended August 31 (1)			Six Months Ended August 31 (1)
(In millions)	2025	2024	Change	2025	2024	Change
Used vehicle gross profit	$442.6	$478.8	(7.6)%	$996.8	$974.3	2.3%
Wholesale vehicle gross profit	137.3	137.9	(0.4)%	293.9	295.0	(0.4)%
Other gross profit	137.8	143.8	(4.2)%	320.6	283.1	13.2%
Total	$717.7	$760.5	(5.6)%	$1,611.3	$1,552.4	3.8%

(1)    Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended August 31 (1)				Six Months Ended August 31 (1)
	2025		2024		2025		2024
	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,216	8.4	$2,269	8.4	$2,318	8.8	$2,308	8.6
Wholesale vehicle gross profit	$993	11.9	$975	11.9	$1,021	12.2	$1,020	12.2
Other gross profit	$690	79.0	$682	79.0	$746	87.9	$671	78.3

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
Used vehicle gross profit decreased 7.6% in the second quarter of fiscal 2026, primarily driven by the 5.4% decrease in total used unit sales and a $53 decrease in used vehicle gross profit per unit. While used vehicle gross profit per unit was relatively in line with the prior year period, it was down approximately $200 from the first quarter of fiscal 2026. As noted above, we intentionally lowered retail margin in the second quarter to drive the sell-through of inventory in response to depreciation, negatively impacting our used vehicle gross profit per unit. Used vehicle gross profit increased 2.3% in the first six months of fiscal 2026, primarily driven by the 1.8% increase in total used unit sales and a $10 increase in used vehicle gross profit per unit. For the third quarter of fiscal 2026, we expect used vehicle gross profit per unit to be consistent with our historical average but down from the record high in the prior year. We continue to focus on striking the right balance between managing changes in vehicle costs, maintaining margin and passing along efficiencies to consumers to support vehicle affordability.
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
Wholesale vehicle gross profit decreased 0.4% in the second quarter of fiscal 2026, driven by a 2.2% decrease in wholesale unit sales, partially offset by an $18 increase in wholesale vehicle gross profit per unit. Wholesale vehicle gross profit decreased 0.4% in the first six months of fiscal 2026, driven by a 0.5% decrease in wholesale unit sales. Wholesale vehicle gross profit per unit for the first six months was in line with the prior year period. For the third quarter of fiscal 2026, we expect wholesale vehicle gross profit per unit to be consistent with our historical average but down from the prior year, which was historically strong.
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
Other gross profit decreased 4.2% in the second quarter of fiscal 2026, primarily driven by the decline in EPP revenues, as discussed above. Other gross profit increased 13.2% in the first six months of fiscal 2026, primarily driven by increases in service department margins as well as EPP revenues, as discussed above. The increase in service department margins was driven by cost coverage measures that we have implemented, the increase in used unit sales and increased efficiencies. In fiscal 2026, we are testing EPP product enhancements that will focus on increasing penetration and margin per unit. We expect this will result in a slight year-over-year increase in EPP margin per unit during fiscal 2026, with the potential for more expansion in fiscal 2027. In addition, we expect service margin to face pressure in the back half of fiscal 2026 due to seasonal sales volumes. We continue to expect to deliver a positive profit contribution for the full fiscal year, as governed by sales performance given the leverage/deleverage nature of service. We expect service will continue to serve as a slight profit lever beyond fiscal 2026.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended August 31, 2025    Six Months Ended August 31, 2025

Total comp and benefits
Occupancy costs
Advertising expense
Other overhead costs
20%
11%
57%
12%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended August 31			Six Months Ended August 31
(In millions except per unit data)	2025	2024	Change	2025	2024	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$323.4	$321.3	0.6%	$672.4	$649.4	3.5%
Share-based compensation expense	22.4	32.1	(30.1)%	68.0	79.2	(14.1)%
Total compensation and benefits (2)	$345.8	$353.4	(2.2)%	$740.4	$728.6	1.6%
Occupancy costs	74.1	74.7	(0.8)%	143.0	145.3	(1.6)%
Advertising expense	63.7	63.0	1.2%	131.7	134.7	(2.3)%
Other overhead costs (3)	117.5	119.5	(1.7)%	245.6	240.5	2.2%
Total SG&A expenses	$601.1	$610.6	(1.6)%	$1,260.7	$1,249.1	0.9%
SG&A as a % of gross profit	83.8%	80.3%	3.5%	78.2%	80.5%	(2.3)%

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

SG&A expenses decreased $9.5 million, or 1.6%, in the second quarter of fiscal 2026, primarily driven by a $9.7 million decrease in share-based compensation expense. This decrease was primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods. The continued realization of expense efficiencies were offset by cost pressures during the quarter.

SG&A expenses increased $11.6 million, or 0.9%, in the first six months of fiscal 2026. The increase was driven by a $23.0 million increase in compensation and benefits, excluding share-based compensation expense, primarily due to costs related to unit volume growth as well as cost pressures. This increase was partially offset by an $11.2 million decrease in share-based compensation expense primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

SG&A deleveraged by 350 basis points during the second quarter of fiscal 2026, driven by the decline in gross profit. SG&A leveraged by 230 basis points during the first six months of fiscal 2026, driven by the growth in gross profit and ongoing cost management efforts in the stores and CECs.

For the remainder fiscal 2026, we expect an increase in marketing spend on a per total unit basis, particularly in the third quarter, as we support our new brand positioning launch. We expect that marketing spend on a per total unit basis for the full year of fiscal 2026 will be in line with, or slightly above, fiscal 2025.
Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.
Interest expense of $28.5 million and $55.5 million in the second quarter and first six months of fiscal 2026, respectively, was relatively consistent with $27.0 million and $58.4 million in the second quarter and first six months of fiscal 2025, respectively.
Other Income. Other income of $3.6 million and $3.9 million in the second quarter and first six months of fiscal 2026, respectively, was relatively consistent with $3.3 million and $2.9 million in the second quarter and first six months of fiscal 2025, respectively.
Income Taxes.  The effective income tax rate was 25.0% in the second quarter of fiscal 2026 and 25.5% in the first six months of fiscal 2026 versus 25.3% in the second quarter of fiscal 2025 and 25.8% in the first six months of fiscal 2025.
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
We typically use securitizations or other funding arrangements to fund loans originated by CAF.  Certain pools of loans may be sold in such a way that CAF relinquishes all, or nearly all, of its continuing financial interests in the loans. These loans are classified as held for sale on our consolidated balance sheet. As of August 31, 2025, we have identified $921.9 million of auto loans from our non-prime portfolio as held for sale, a portion of which were originated prior to fiscal 2026. This loan pool is intended to be fully sold off our balance sheet as a part of a non-prime securitization transaction. In the period in which the securitization transaction closes, CAF will record any gain realized by selling the residual interest in the loans. In addition, the risk of any financial impact from this loan pool due to future deterioration is removed once sold. We expect this additional funding lever, as well as other off-balance sheet funding vehicles under consideration, will provide us with significant flexibility and allow us to mitigate risk while focusing on our growth plan.
On September 24, 2025, we executed the non-prime securitization transaction, as discussed above. This was upsized to $900 million in total notes and for the first time included the sale of most of the residual financial interest in the transaction to third party investors, thus resulting in off-balance sheet treatment. We expect to recognize a gain on sale of approximately $25 million to $30 million from the transaction, net of transaction expenses, in the third quarter of fiscal 2026. We also expect to receive approximately $40 million to $45 million in additional CAF income related to servicing fees and the retained beneficial interest over the life of the transaction. There will be no loss allowance or provision for this pool of loans.
During fiscal 2025, CAF began testing its new full-spectrum credit scoring models and corresponding strategies across the Tier 1, Tier 2 and Tier 3 spaces. During the first half of fiscal 2026, CAF began a measured expansion by recapturing profitable portions of Tier 1 originations that we had shifted to our Tier 2 lenders as we tightened lending standards as well as testing expanded lending in the top half of the Tier 2 space. We expect this expansion will grow our penetration by 100 to 200 basis points in the near-term, which is enabled by our non-prime securitization program, allowing us to efficiently fund these non-prime loans. The full realization of this growth may be impacted by non-controllable factors such as customer credit mix and partner lender behavior. This is a first step on the path towards our initial goal of increasing CAF penetration to 50%. We continue to learn from our new underwriting models and corresponding tests currently in place and anticipate capturing additional volume beyond Tier 1 during the back half of fiscal 2026. We will continue to monitor consumer behavior and the broader economy and will adjust our origination strategy as needed. We would expect each additional percentage point of CAF penetration to generate $10 million to $12 million in lifetime pre-tax income per year of origination, net of the impact to finance partner participation fees. Our pre-tax income expectations will be impacted by the volume of loans originated, interest rates charged to customers, loan terms, loss rates, average credit scores, funding strategy, loan sales and the broader macroeconomic and lending environments. We believe our unique finance platform with a full-spectrum in-house lending operation, coupled with a robust network of partner lenders, will strengthen our competitive advantage.
Historically, CAF has originated a small portion of auto loans to customers who typically would be financed by our Tier 2 and Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. The targeted percentage of Tier 2 and Tier 3 originations has fluctuated over the past several years. With the testing of the new full-spectrum credit scoring models, we intend to continue our investment in this space, but remain within the target of originating less than 15% and 5% of the total Tier 2 and Tier 3 loan volume, respectively. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment, which includes funding availability, along with the long-term sustainability of the change. These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.
CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.
See Note 3 for additional information on CAF income and Note 4 for information on auto loans held for investment, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2025	2024	2025	2024
Interest margin:
Interest and fee income	$489.8	$464.5	$975.2	$917.0
Interest expense	(199.2)	(193.7)	(396.7)	(376.0)
Total interest margin	$290.6	$270.8	$578.5	$541.0
Provision for loan losses	$(142.2)	$(112.6)	$(243.9)	$(193.8)
CarMax Auto Finance income	$102.6	$115.6	$244.3	$262.6

Average auto loans outstanding (1)	$17,734.5	$17,728.8	$17,727.2	$17,640.0
Total interest margin as a percent of average auto loans outstanding	6.6%	6.1%	6.5%	6.1%

(1)    Includes auto loans held for investment and auto loans held for sale.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS) (1)

	Three Months Ended August 31		Six Months Ended August 31
	2025	2024	2025	2024
Net auto loans originated (in millions)	$2,039.6	$2,159.7	$4,358.0	$4,425.5
Vehicle units financed	85,003	88,560	181,195	179,924
Net penetration rate (2)	42.6%	42.0%	42.1%	42.6%
Weighted average contract rate	11.2%	11.5%	11.3%	11.4%
Weighted average credit score (3)	724	725	723	723
Weighted average loan-to-value (LTV) (4)	90.0%	89.5%	89.6%	89.3%
Weighted average term (in months)	68.4	66.9	68.5	66.9

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
AUTO LOANS HELD FOR INVESTMENT PERFORMANCE INFORMATION

	As of and for the Three Months Ended August 31		As of and for the Six Months Ended August 31
(In millions)	2025	2024	2025	2024
Ending auto loans held for investment	$16,779.7	$17,769.4	$16,779.7	$17,769.4
Average auto loans held for investment	$17,069.0	$17,728.8	$17,341.8	$17,640.0
Allowance for loan losses	$507.3	$500.8	$507.3	$500.8
Allowance for loan losses as a percentage of ending auto loans held for investment	3.02%	2.82%	3.02%	2.82%
Net credit losses	$109.1	$104.9	$195.3	$175.8
Annualized net credit losses as a percentage of average auto loans held for investment	2.56%	2.36%	2.25%	1.99%
Past due accounts as a percentage of ending auto loans held for investment	5.63%	5.53%	5.63%	5.53%
Average recovery rate (1)	46.6%	47.8%	47.0%	48.3%

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
•CAF Income (Decreases of $12.9 million, or 11.2%, and $18.3 million, or 7.0%, in the second quarter and first six months of fiscal 2026, respectively)
◦The decrease in CAF income for both the second quarter and first six months of fiscal 2026 reflects an increase in the provision for loan losses, partially offset by an increase in the interest margin percentage.
◦For fiscal 2026, we expect CAF income to be down slightly year-over-year.
•Total Interest Margin (Increased to 6.6% and 6.5% in the second quarter and first six months of fiscal 2026, respectively, from 6.1% in both the second quarter and first six months of fiscal 2025)
◦The increase in total interest margin for both the second quarter and first six months of fiscal 2026 was driven by higher customer rates, partially offset by higher funding costs.

•Provision for Loan Losses
◦The provision for loan losses resulted in expense of $142.2 million and $243.9 million in the second quarter and first six months of fiscal 2026, respectively, compared with expense of $112.6 million and $193.8 million in the second quarter and first six months of fiscal 2025, respectively.
◦The provision for loan losses for the second quarter and first six months of fiscal 2026 consisted of $70.9 million and $135.0 million, respectively, representing our estimate of lifetime losses on new originations for the respective period, while the remaining $71.3 million and $108.9 million, respectively, represented the adjustment to our loss expectations on existing originations.
◦The increase in the provision for loan losses for both periods was primarily driven by unfavorable loss performance, primarily within loans originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged by the inflationary environment. As a result of the previously disclosed tightening of CAF's underwriting standards, loans originated after April 2024 are performing in line with expectations.
◦There was also a reduction in the provision in the second quarter and first six months of fiscal 2026 due to the release of $15.7 million and $42.2 million, respectively, for the allowance previously recorded for loans that are now classified as held for sale.
◦For the third quarter of fiscal 2026, we expect the provision for loan losses to be less than $100 million. This estimate could be impacted by the volume of loans originated, the credit mix of originations and the broader macroeconomic and lending environments.
◦The allowance for loan losses as a percentage of auto loans held for investment was 3.02% as of August 31, 2025, compared with 2.82% as of August 31, 2024 and 2.61% as of February 28, 2025. The allowance percentage increased from February primarily due to unfavorable loss performance, partially offset by the release of a portion of the allowance previously recognized on auto loans held for sale.
•Loan Performance
◦The decrease in net loan originations in the second quarter of fiscal 2026 primarily resulted from a decrease in used unit sales. The decrease in net loan originations in the first six months of fiscal 2026 resulted from decreases in the average amount financed and net penetration rate, partially offset by an increase in used unit sales.
◦CAF net penetration increased 60 basis points in the second quarter of fiscal 2026 and decreased 50 basis points in the first six months of fiscal 2026. During the first half of fiscal 2026, we made underwriting adjustments that translated to approximately 100 to 200 basis points of growth, but the full realization of this growth was impacted by non-controllable factors such as customer credit mix and partner lender behavior. We believe the pull forward of sales into the first quarter in response to speculation about tariffs negatively impacted CAF's share during the early part of the second quarter of fiscal 2026, resulting in a more modest increase in penetration.

PLANNED FUTURE ACTIVITIES
During the first six months of fiscal 2026, we opened three new stores and three stand-alone reconditioning/auction centers. For the remainder of fiscal 2026, we anticipate opening three additional store locations and one additional stand-alone reconditioning/auction center. We currently estimate capital expenditures will total approximately $575 million in fiscal 2026. Capital expenditures were $467.9 million in fiscal 2025. Planned capital spending in fiscal 2026 largely consists of spending to support our future long-term growth in offsite reconditioning and auction facilities, as well as our new stores.
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
Our current capital allocation strategy is to focus on our core business including investing in digital capabilities and the strategic expansion of our store and capacity footprint, pursue CAF’s expansion into the full credit spectrum, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. For fiscal 2026, we have and intend to continue to accelerate the pace of our share repurchases as compared to the prior year. We may increase this pace based on valuation and cash flow dynamics, as well as macroeconomic conditions, as we did in the first half of fiscal 2026. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.

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
Operating Activities.  During the first six months of fiscal 2026, net cash provided by operating activities totaled $1.09 billion compared with $501.4 million in the prior year period.
As of August 31, 2025, total inventory was $3.15 billion, representing a decrease of $785.1 million compared with the balance as of the start of the fiscal year.  The decrease was primarily driven by a decrease in volume due to a strategic reduction of inventory in response to lower consumer demand. Given the acceleration in sales we experienced in the first quarter of fiscal 2026, we ramped up our inventory ahead of the second quarter in support of growth. During the back half of May and through the end of June, we saw approximately $1,000 in depreciation across our inventory. In response, during the second quarter, we lowered retail margin and intentionally slowed buys to balance our inventory with sales.
Our operating cash flows are significantly impacted by the net change in auto loans held for investment and auto loans held for sale, which increased $309.3 million in the current year period compared with $595.5 million in the prior year period.  A significant portion of the changes in auto loans held for investment and auto loans held for sale are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net payments on non-recourse notes payable were $62.8 million in the current year period compared with net issuances of $228.3 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans held for investment, auto loans held for sale and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can impact our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.
The increase in net cash provided by operating activities for the first six months of the current fiscal year compared with the prior year period primarily reflected the change in inventory and net change in auto loans held for investment and auto loans held for sale, as discussed above, partially offset by the impact of volume and timing-related changes in accounts payable.
Investing Activities. During the first six months of fiscal 2026, net cash used in investing activities totaled $272.5 million compared with $215.5 million in fiscal 2025.  Capital expenditures were $268.2 million in the current year period versus $213.1 million in the prior year period.  Capital expenditures primarily included construction costs to support our growth capacity initiatives and new store openings as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to locations that we open in subsequent fiscal years.
As of August 31, 2025, 169 of our 253 used car stores were located on owned sites and 84 were located on leased sites, including 28 land-only leases and 56 land and building leases.
Financing Activities.  During the first six months of fiscal 2026, net cash used in financing activities totaled $467.7 million compared with $283.1 million in the prior year period.  Included in these amounts were net payments on non-recourse notes payable of $62.8 million compared with net issuances of $228.3 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans held for investment and auto loans held for sale (see “Operating Activities”).
During the first six months of fiscal 2026, cash used in financing activities was impacted by net payments on our long-term debt of $8.0 million as well as stock repurchases of $384.9 million. During the first six months of fiscal 2025, cash used in financing activities was impacted by net payments on our long-term debt of $306.3 million as well as stock repurchases of $213.3 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of August 31	As of February 28
Debt Description (1)	Maturity Date	2025	2025
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	October 2026	699,843	699,773
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	487,023	487,676
Non-recourse notes payable	Various dates through June 2032	17,056,916	17,119,758
Total debt (3)		$18,643,782	$18,707,207
Cash and cash equivalents		$540,374	$246,960

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us. The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of August 31, 2025, we were in compliance with these financial covenants.
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
As of August 31, 2025, $13.49 billion and $3.57 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first six months of fiscal 2026, we funded a total of $3.93 billion in asset-backed term funding transactions.  As of August 31, 2025, we had $2.53 billion of unused capacity in our warehouse facilities.
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
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of August 31, 2025, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $1.56 billion remained available for repurchase. See Note 10 for more information on share repurchase activity.

Fair Value Measurements
We recognize money market securities, mutual fund investments, certain equity investments and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.
FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report that are not statements of historical fact, including statements about our future business plans, operations, challenges, opportunities or prospects, including without limitation any statements or factors regarding expected operating capacity, sales, inventory, market share, financial and operational targets and goals, revenue, margins, expenses, liquidity, loan originations, capital expenditures, share repurchase plans, debt obligations or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “could,” “enable,” “encouraged,” “estimate,” “expect,” “focused on,” “intend,” “may,” “outlook,” “plan,” “positioned,” “predict,” “should,” “target,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge, expectations and assumptions and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
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
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information relating to the company’s repurchase of common stock for the second quarter of fiscal 2026. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
June 1 - 30, 2025	662,641	$66.48	662,641	$1,693,037,242
July 1 - 31, 2025	1,007,413	$63.45	1,007,413	$1,629,115,880
August 1 - 31, 2025	1,250,905	$57.60	1,250,905	$1,557,061,526
Total	2,920,959		2,920,959

Item 6.    Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ William D. Nash
William D. Nash
President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Executive Vice President and
Chief Financial Officer

September 26, 2025