Form 10-Q
period 2025-11-30
CARMAX INC
filed 2025-12-23
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 19, 2025
Common Stock, par value $0.50	141,796,641

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Nine Months Ended November 30, 2025 and 2024	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Nine Months Ended November 30, 2025 and 2024	4

		Consolidated Balance Sheets (Unaudited) –
		November 30, 2025 and February 28, 2025	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Nine Months Ended November 30, 2025 and 2024	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Nine Months Ended November 30, 2025 and 2024	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	28

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	45

	Item 1A.	Risk Factors	45

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

	Item 6.	Exhibits	46

SIGNATURES			47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended November 30				Nine Months Ended November 30
(In thousands except per share data)	2025	%(1)	2024	%(1)	2025	%(1)	2024	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$4,548,197	78.5	$4,888,858	78.6	$15,922,349	79.9	$16,243,415	79.8
Wholesale vehicle sales	1,095,119	18.9	1,168,639	18.8	3,497,425	17.5	3,579,543	17.6
Other sales and revenues	150,630	2.6	165,874	2.7	515,397	2.6	527,339	2.6
NET SALES AND OPERATING REVENUES	5,793,946	100.0	6,223,371	100.0	19,935,171	100.0	20,350,297	100.0
COST OF SALES:
Used vehicle cost of sales	4,169,250	72.0	4,464,016	71.7	14,546,602	73.0	14,844,310	72.9
Wholesale vehicle cost of sales	980,366	16.9	1,030,564	16.6	3,088,781	15.5	3,146,465	15.5
Other cost of sales	54,282	0.9	51,145	0.8	98,451	0.5	129,514	0.6
TOTAL COST OF SALES	5,203,898	89.8	5,545,725	89.1	17,733,834	89.0	18,120,289	89.0
GROSS PROFIT	590,048	10.2	677,646	10.9	2,201,337	11.0	2,230,008	11.0
CARMAX AUTO FINANCE INCOME	174,738	3.0	159,885	2.6	419,026	2.1	422,435	2.1
Selling, general and administrative expenses	581,368	10.0	575,764	9.3	1,842,104	9.2	1,824,904	9.0
Depreciation and amortization	68,943	1.2	64,507	1.0	201,967	1.0	190,277	0.9
Interest expense	26,120	0.5	25,418	0.4	81,643	0.4	83,801	0.4
Other expense	4,468	0.1	5,370	0.1	535	—	2,505	—
Earnings before income taxes	83,887	1.4	166,472	2.7	494,114	2.5	550,956	2.7
Income tax provision	21,672	0.4	41,031	0.7	126,140	0.6	140,266	0.7
NET EARNINGS	$62,215	1.1	$125,441	2.0	$367,974	1.8	$410,690	2.0
WEIGHTED AVERAGE COMMON SHARES:
Basic	145,548		154,582		149,004		155,874
Diluted	145,864		155,265		149,382		156,504
NET EARNINGS PER SHARE:
Basic	$0.43		$0.81		$2.47		$2.63
Diluted	$0.43		$0.81		$2.46		$2.62

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2025	2024	2025	2024
NET EARNINGS	$62,215	$125,441	$367,974	$410,690
Other comprehensive (loss) income, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	75	84	227	253
Net change in cash flow hedge unrecognized gains	(6,049)	5,686	(30,587)	(44,705)
Other comprehensive (loss) income, net of taxes	(5,974)	5,770	(30,360)	(44,452)
TOTAL COMPREHENSIVE INCOME	$56,241	$131,211	$337,614	$366,238

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of November 30	As of February 28
(In thousands except share data)	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204,938	$246,960
Restricted cash from collections on auto loans held for investment	567,398	559,118
Accounts receivable, net	151,102	188,733
Auto loans held for sale	—	—
Inventory	3,127,948	3,934,622
Other current assets	146,819	148,203
TOTAL CURRENT ASSETS	4,198,205	5,077,636
Auto loans held for investment, net of allowance for loan losses of $474,824 and $458,730 as of November 30, 2025 and February 28, 2025, respectively	16,151,162	17,242,789
Property and equipment, net of accumulated depreciation of $2,201,887 and $2,014,563 as of November 30, 2025 and February 28, 2025, respectively	4,023,465	3,841,833
Deferred income taxes	73,451	140,332
Operating lease assets	475,078	493,355
Goodwill	141,258	141,258
Other assets	499,736	467,003
TOTAL ASSETS	$25,562,355	$27,404,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$887,496	$977,845
Accrued expenses and other current liabilities	418,021	529,926
Accrued income taxes	4,079	87,526
Current portion of operating lease liabilities	57,173	59,335
Current portion of long-term debt	216,901	16,821
Current portion of non-recourse notes payable	522,571	526,518
TOTAL CURRENT LIABILITIES	2,106,241	2,197,971
Long-term debt, excluding current portion	1,169,768	1,570,296
Non-recourse notes payable, excluding current portion	15,417,006	16,567,044
Operating lease liabilities, excluding current portion	462,391	481,963
Other liabilities	342,415	343,944
TOTAL LIABILITIES	19,497,821	21,161,218

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 143,062,439 and 153,319,678 shares issued and outstanding as of November 30, 2025 and February 28, 2025, respectively	71,531	76,660
Capital in excess of par value	1,824,142	1,891,012
Accumulated other comprehensive (loss) income	(27,280)	3,080
Retained earnings	4,196,141	4,272,236
TOTAL SHAREHOLDERS’ EQUITY	6,064,534	6,242,988
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,562,355	$27,404,206
See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended November 30
(In thousands)	2025	2024
OPERATING ACTIVITIES:
Net earnings	$367,974	$410,690
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	252,198	217,332
Share-based compensation expense	87,361	107,121
Provision for loan losses	317,335	266,406
Provision for cancellation reserves	57,157	75,007
Deferred income tax provision (benefit)	76,618	(19,961)
Proceeds from sale of auto loans	909,016	—
Other	(18,807)	6,186
Net decrease (increase) in:
Accounts receivable, net	37,631	19,872
Inventory	806,674	12,907
Other current assets	(2,916)	127,978
Auto loans held for investment, net	(156,314)	(667,502)
Other assets	(19,646)	(13,936)
Net (decrease) increase in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(321,017)	6,695
Other liabilities	(55,150)	(70,733)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,338,114	478,062
INVESTING ACTIVITIES:
Capital expenditures	(407,962)	(340,322)
Proceeds from disposal of property and equipment	385	153
Purchases of investments	(8,754)	(9,478)
Sales and returns of investments	1,922	1,722
Principal payments received on beneficial interests	3,132	—
NET CASH USED IN INVESTING ACTIVITIES	(411,277)	(347,925)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	87,000	34,400
Payments on long-term debt	(299,007)	(344,231)
Cash paid for debt issuance costs	(18,555)	(16,861)
Payments on finance lease obligations	(11,002)	(13,146)
Issuances of non-recourse notes payable	9,577,170	9,721,000
Payments on non-recourse notes payable	(10,729,859)	(9,491,659)
Repurchase and retirement of common stock	(588,440)	(329,581)
Equity issuances	8,349	35,367
NET CASH USED IN FINANCING ACTIVITIES	(1,974,344)	(404,711)
Decrease in cash, cash equivalents, and restricted cash	(47,507)	(274,574)
Cash, cash equivalents, and restricted cash at beginning of year	960,310	1,250,410
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$912,803	$975,836

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$204,938	$271,910
Restricted cash from collections on auto loans held for investment	567,398	541,153
Restricted cash included in other assets	140,467	162,773
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$912,803	$975,836

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended November 30, 2025
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	(Loss) Income	Total
Balance as of February 28, 2025	153,320	$76,660	$1,891,012	$4,272,236	$3,080	$6,242,988
Net earnings	—	—	—	210,381	—	210,381
Other comprehensive loss	—	—	—	—	(11,326)	(11,326)
Share-based compensation expense	—	—	41,114	—	—	41,114
Repurchases of common stock	(2,952)	(1,476)	(38,421)	(161,756)	—	(201,653)
Exercise of common stock options	132	66	8,263	—	—	8,329
Stock incentive plans, net shares issued	82	41	(2,965)	—	—	(2,924)
Balance as of May 31, 2025	150,582	$75,291	$1,899,003	$4,320,861	$(8,246)	$6,286,909
Net earnings	—	—	—	95,378	—	95,378
Other comprehensive loss	—	—	—	—	(13,060)	(13,060)
Share-based compensation expense	—	—	13,214	—	—	13,214
Repurchases of common stock	(2,921)	(1,460)	(38,773)	(141,625)	—	(181,858)
Exercise of common stock options	—	—	20	—	—	20
Stock incentive plans, net shares issued	12	6	(87)	—	—	(81)
Balance as of August 31, 2025	147,673	$73,837	$1,873,377	$4,274,614	$(21,306)	$6,200,522
Net earnings	—	—	—	62,215	—	62,215
Other comprehensive loss	—	—	—	—	(5,974)	(5,974)
Share-based compensation expense	—	—	11,530	—	—	11,530
Repurchases of common stock	(4,614)	(2,307)	(60,709)	(140,688)	—	(203,704)
Exercise of common stock options	—	—	—	—	—	—
Stock incentive plans, net shares issued	3	1	(56)	—	—	(55)
Balance as of November 30, 2025	143,062	$71,531	$1,824,142	$4,196,141	$(27,280)	$6,064,534

See accompanying notes to consolidated financial statements

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended November 30, 2024
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	(Loss) Income	Total
Balance as of February 29, 2024	157,612	$78,806	$1,808,746	$4,126,909	$59,279	$6,073,740
Net earnings	—	—	—	152,440	—	152,440
Other comprehensive income	—	—	—	—	2,399	2,399
Share-based compensation expense	—	—	36,708	—	—	36,708
Repurchases of common stock	(1,446)	(723)	(17,615)	(86,551)	—	(104,889)
Exercise of common stock options	138	69	8,140	—	—	8,209
Stock incentive plans, net shares issued	49	24	(1,761)	—	—	(1,737)
Balance as of May 31, 2024	156,353	$78,176	$1,834,218	$4,192,798	$61,678	$6,166,870
Net earnings	—	—	—	132,809	—	132,809
Other comprehensive loss	—	—	—	—	(52,621)	(52,621)
Share-based compensation expense	—	—	17,328	—	—	17,328
Repurchases of common stock	(1,376)	(688)	(17,059)	(89,106)	—	(106,853)
Exercise of common stock options	347	173	21,914	—	—	22,087
Stock incentive plans, net shares issued	8	5	(16)	—	—	(11)
Balance as of August 31, 2024	155,332	$77,666	$1,856,385	$4,236,501	$9,057	$6,179,609
Net earnings	—	—	—	125,441	—	125,441
Other comprehensive income	—	—	—	—	5,770	5,770
Share-based compensation expense	—	—	11,262	—	—	11,262
Repurchases of common stock	(1,506)	(753)	(19,114)	(96,002)	—	(115,869)
Exercise of common stock options	79	40	5,031	—	—	5,071
Stock incentive plans, net shares issued	3	1	(75)	—	—	(74)
Balance as of November 30, 2024	153,908	$76,954	$1,853,489	$4,265,940	$14,827	$6,211,210

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
Recent Accounting Pronouncements.
Effective in Future Periods
In September 2025, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2025-07) related to derivative scope refinements and a scope clarification for share-based noncash consideration from a customer in a revenue contract. The amendments in this update exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract, with limited exceptions. The amendments in this update also clarify that an entity should apply the noncash consideration guidance in ASC 606 to a contract with share-based noncash consideration from a customer for the transfer of goods or services. These updates are effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, although early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2027, and we do not expect it to have a material effect on our consolidated financial statements.
In November 2025, the FASB issued an accounting pronouncement (ASU 2025-08) related to accounting for purchased loans. The amendments in this update require that purchased seasoned loans be accounted for using the “gross-up approach,” which will enhance comparability and consistency in the accounting for acquired financial assets. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2027, and we do not expect it to have a material effect on our consolidated financial statements.
In November 2025, the FASB issued an accounting pronouncement (ASU 2025-09) related to accounting for hedging activities. The amendments in this update are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, though early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2027, and we do not expect it to have a material effect on our consolidated financial statements.
In December 2025, the FASB issued an accounting pronouncement (ASU 2025-11) related to interim disclosure requirements. The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. We plan to adopt this pronouncement for the interim periods within our fiscal year beginning March 1, 2028, and we do not expect it to have a material effect on our consolidated financial statements.
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
Disaggregation of Revenue

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2025	2024	2025	2024
Used vehicle sales	$4,548.2	$4,888.9	$15,922.3	$16,243.4
Wholesale vehicle sales	1,095.1	1,168.6	3,497.4	3,579.5
Other sales and revenues:
Extended protection plan revenues	96.6	105.5	343.4	345.7
Third-party finance (fees)/income, net	(3.0)	1.0	(4.5)	0.8
Advertising & subscription revenues (1)	35.1	36.1	109.5	105.1
Service revenues	18.5	20.4	57.2	64.8
Other	3.4	2.9	9.8	10.9
Total other sales and revenues	150.6	165.9	515.4	527.3
Total net sales and operating revenues	$5,793.9	$6,223.4	$19,935.2	$20,350.3

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
We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of November 30, 2025 and February 28, 2025, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.
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
We typically use securitizations or other funding arrangements to fund loans originated by CAF.  Certain pools of loans may be sold in such a way that CAF relinquishes all, or nearly all, of its continuing financial interests in the loans. We classify these loans as held for sale when we have both the intent and ability to sell the loans in an off-balance sheet transaction. Auto loans held for sale include amounts due from customers related to retail vehicles financed through CAF and are assessed on an aggregate basis to determine the lower of amortized cost or fair value. The fair value of the auto loans held for sale is determined using a discounted cash flow model that utilizes various assumptions based on the company's historical experience and current market factors. If the amortized cost exceeds the fair value, a valuation allowance is recorded. As of November 30, 2025, there were no auto loans held for sale.
On September 24, 2025, we executed a non-prime securitization transaction. The structure of the transaction resulted in the sale of approximately $930 million of auto loans, inclusive of accrued interest, in exchange for consideration in the form of cash and beneficial interests. The beneficial interests represent the 5% interest in the rated notes and residual certificate that we retained as the sponsor of the transaction. We recognized a gain on sale of $27.0 million from the transaction, net of transaction expenses, in the third quarter of fiscal 2026. As of November 30, 2025, we were not the primary beneficiary of this securitization trust as our retained interests do not have exposure to losses or benefits that could potentially be significant. As a result, we did not consolidate this securitization trust and the sold auto loans are no longer recognized on our consolidated balance sheets. As servicer, CAF will continue to be responsible for managing collections and performing other servicing activities for the sold auto loans and will earn servicing income as compensation for these activities.
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
Components of CAF Income

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2025	2024	2025	2024
Interest margin:
Interest and fee income	$448.0	$469.2	$1,423.2	$1,386.2
Interest expense	(188.3)	(193.2)	(585.0)	(569.2)
Total interest margin	259.7	276.0	838.2	817.0
Provision for loan losses	(73.4)	(72.6)	(317.3)	(266.4)
Total interest margin after provision for loan losses	186.3	203.4	520.9	550.6
Servicing income	5.0	—	5.0	—
Direct expenses:
Payroll and fringe benefit expense	(20.5)	(19.0)	(61.0)	(56.6)
Depreciation and amortization	(4.5)	(4.3)	(13.2)	(12.8)
Other direct expenses	(18.6)	(20.2)	(59.7)	(58.8)
Total direct expenses	(43.6)	(43.5)	(133.9)	(128.2)
Gain on sale of auto loans	27.0	—	27.0	—
CarMax Auto Finance income	$174.7	$159.9	$419.0	$422.4

4. Auto Loans Held for Investment
Auto loans held for investment include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans held for investment originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans held for investment into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans held for investment and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans held for investment serve as collateral for the related non-recourse notes payable of $15.97 billion as of November 30, 2025, and $17.12 billion as of February 28, 2025. See Note 9 for additional information on securitizations and non-recourse notes payable.
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
Auto Loans Held for Investment, Net

	As of November 30	As of February 28
(In millions)	2025	2025
Auto loans held for investment	$16,533.8	$17,594.6
Accrued interest and fees	100.5	96.1
Other	(8.3)	10.8
Less: allowance for loan losses	(474.8)	(458.7)
Auto loans held for investment, net	$16,151.2	$17,242.8

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

Auto Loans Held for Investment by Major Credit Grade

	As of November 30, 2025
	Fiscal Year of Origination (1)
(In millions)	2026	2025	2024	2023	2022	Prior to 2022	Total	% (2)
Tier 1:
A	$3,138.1	$3,035.6	$1,805.9	$1,059.6	$465.3	$78.0	$9,582.5	58.0
B	1,269.8	1,350.8	1,201.7	792.8	433.8	98.9	5,147.8	31.1
C and other	352.9	266.9	201.3	218.0	142.7	53.8	1,235.6	7.5
Total Tier 1	4,760.8	4,653.3	3,208.9	2,070.4	1,041.8	230.7	15,965.9	96.6
Tier 2 and Tier 3:
C and other	153.5	190.2	121.6	71.4	26.7	4.5	567.9	3.4
Total auto loans held for investment	$4,914.3	$4,843.5	$3,330.5	$2,141.8	$1,068.5	$235.2	$16,533.8	100.0

Gross charge-offs	$19.0	$116.8	$141.9	$120.3	$61.3	$20.9	$480.2

	As of February 28, 2025
	Fiscal Year of Origination (1)
(In millions)	2025	2024	2023	2022	2021	Prior to 2021	Total	% (2)
Tier 1:
A	$4,132.0	$2,607.9	$1,673.9	$894.1	$243.9	$48.9	$9,600.7	54.5
B	2,041.1	1,664.0	1,163.0	746.4	244.9	69.7	5,929.1	33.7
C and other	422.1	277.0	324.5	242.5	99.4	35.0	1,400.5	8.0
Total Tier 1	6,595.2	4,548.9	3,161.4	1,883.0	588.2	153.6	16,930.3	96.2
Tier 2 and Tier 3:
C and other	311.9	177.1	116.9	46.3	5.4	6.7	664.3	3.8
Total auto loans held for investment	$6,907.1	$4,726.0	$3,278.3	$1,929.3	$593.6	$160.3	$17,594.6	100.0

Gross charge-offs	$44.7	$193.2	$196.2	$107.2	$30.3	$17.6	$589.2

(1)    Classified based on credit grade assigned when customers were initially approved for financing.
(2)    Percent of total auto loans held for investment.
Allowance for Loan Losses.  The allowance for loan losses at November 30, 2025 represents the net credit losses expected over the remaining contractual life of our auto loans held for investment. The allowance for loan losses is determined using a net loss timing curve method (“method”), primarily based on the composition of the portfolio of auto loans held for investment and historical gross loss and recovery trends. Due to the fact that losses for loans with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the loans to-date, along with forward loss curves, in estimating future performance. Once the loans have 18 months of performance history, the net loss estimate reflects actual loss experience of those loans to-date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a loan’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the auto loans held for investment at inception of the loan.
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
Allowance for Loan Losses

	Three Months Ended November 30, 2025
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$423.2	$84.1	$507.3	3.02
Charge-offs	(145.5)	(24.3)	(169.8)
Recoveries (3)	55.2	8.7	63.9
Provision for loan losses (4)	62.0	11.4	73.4
Balance as of end of period	$394.9	$79.9	$474.8	2.87

	Three Months Ended November 30, 2024
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$417.3	$83.5	$500.8	2.82
Charge-offs	(129.0)	(21.2)	(150.2)
Recoveries (3)	48.7	7.0	55.7
Provision for loan losses	61.7	10.9	72.6
Balance as of end of period	$398.7	$80.2	$478.9	2.70

	Nine Months Ended November 30, 2025
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$378.1	$80.6	$458.7	2.61
Transfer of auto loans to held for sale (2) (5)	(30.3)	(11.9)	(42.2)
Charge-offs	(407.0)	(73.2)	(480.2)
Recoveries (3)	155.4	23.6	179.0
Provision for loan losses (4) (5)	298.7	60.8	359.5
Balance as of end of period	$394.9	$79.9	$474.8	2.87

	Nine Months Ended November 30, 2024
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$389.7	$93.1	$482.8	2.78
Charge-offs	(373.1)	(74.0)	(447.1)
Recoveries (3)	154.7	22.1	176.8
Provision for loan losses	227.4	39.0	266.4
Balance as of end of period	$398.7	$80.2	$478.9	2.70

(1)    Percent of total auto loans held for investment.
(2)    Represents release of allowance previously recognized on auto loans held for sale.
(3)    Net of costs incurred to recover vehicle.
(4)    Represents the provision for loan losses on auto loans held for investment.
(5)    Combined total amount of $317.3 million represents the net provision for loan losses recognized as part of CAF income for the nine months ended November 30, 2025.
During the first nine months of fiscal 2026, the allowance for loan losses as a percent of total auto loans held for investment increased by 26 basis points. The increase was primarily driven by unfavorable loan loss performance, particularly within loans originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged by the inflationary environment. This impact was partially offset by the release of the allowance previously recognized on auto loans held for sale. The allowance for loan losses as of November 30, 2025 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.
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
Past Due Loans

	As of November 30, 2025
	Tier 1				Tier 2 & Tier 3	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,522.5	$4,679.7	$989.8	$15,192.0	$443.5	$15,635.5	94.57
Delinquent loans:
31-60 days past due	36.7	271.6	128.9	437.2	63.2	500.4	3.03
61-90 days past due	17.8	160.8	98.3	276.9	51.5	328.4	1.99
Greater than 90 days past due	5.5	35.7	18.6	59.8	9.7	69.5	0.41
Total past due	60.0	468.1	245.8	773.9	124.4	898.3	5.43
Total auto loans held for investment	$9,582.5	$5,147.8	$1,235.6	$15,965.9	$567.9	$16,533.8	100.00

	As of February 28, 2025
	Tier 1				Tier 2 & Tier 3	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,543.3	$5,491.5	$1,164.7	$16,199.5	$541.2	$16,740.7	95.15
Delinquent loans:
31-60 days past due	36.7	276.0	139.3	452.0	71.9	523.9	2.98
61-90 days past due	14.8	127.3	79.6	221.7	41.2	262.9	1.49
Greater than 90 days past due	5.9	34.3	16.9	57.1	10.0	67.1	0.38
Total past due	57.4	437.6	235.8	730.8	123.1	853.9	4.85
Total auto loans held for investment	$9,600.7	$5,929.1	$1,400.5	$16,930.3	$664.3	$17,594.6	100.00

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
For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive (loss) income (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $14.8 million will be reclassified from AOCL as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three months ended November 30, 2025, no expense was recognized in CAF income representing these changes in fair value. For the three months ended November 30, 2024, expense of $2.2 million was recognized in CAF income representing these changes in fair value. For the nine months ended November 30, 2025 and 2024, we recognized expense of $1.6 million and $9.9 million, respectively, in CAF income representing these changes in fair value.
As of November 30, 2025 and February 28, 2025, we had interest rate swaps outstanding with a combined notional amount of $3.63 billion and $3.76 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of November 30, 2025, we had no interest rate swaps outstanding that were not designated as cash flow hedges for accounting purposes. As of February 28, 2025, we had interest rate swaps with a combined notional amount of $181.0 million outstanding that were not designated as cash flow hedges for accounting purposes.
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
Beneficial Interests in Non-Consolidated Securitizations. The fair values of our beneficial interests in non-consolidated securitizations are included in other assets. As discussed in Note 3, the beneficial interests in non-consolidated securitizations represent our 5% retained interest in the rated notes and residual certificate from the securitization transaction executed in September 2025. The fair value of our beneficial interests for both the rated notes and residual certificate is based on the selling price at the time of the transaction. As of November 30, 2025, there have been no significant changes in these fair values. The beneficial interests for the rated notes are classified as Level 2 and the beneficial interest for the residual certificate is classified as Level 3 due to the lack of observable market data.
Items Measured at Fair Value on a Recurring Basis

	As of November 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market securities	$781,633	$—	$—	$781,633
Mutual fund investments	33,558	—	—	33,558
Derivative instruments designated as hedges	—	562	—	562
Beneficial interests in non-consolidated securitizations	—	41,888	3,655	45,543
Total assets at fair value	$815,191	$42,450	$3,655	$861,296

Percent of total assets at fair value	94.6%	4.9%	0.4%	100.0%
Percent of total assets	3.2%	0.2%	—%	3.4%

Liabilities:			`
Derivative instruments designated as hedges	$—	$(8,282)	$—	$(8,282)
Total liabilities at fair value	$—	$(8,282)	$—	$(8,282)

Percent of total liabilities	—%	—%	—%	—%

	As of February 28, 2025
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$842,691	$—	$842,691
Mutual fund investments	27,495	—	27,495
Derivative instruments designated as hedges	—	10,813	10,813
Derivative instruments not designated as hedges	—	1,576	1,576
Total assets at fair value	$870,186	$12,389	$882,575

Percent of total assets at fair value	98.6%	1.4%	100.0%
Percent of total assets	3.2%	—%	3.2%

Liabilities:
Derivative instruments designated as hedges	$—	$(8,728)	$(8,728)
Total liabilities at fair value	$—	$(8,728)	$(8,728)

Percent of total liabilities	—%	—%	—%

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
The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of November 30, 2025 and February 28, 2025, respectively, are as follows:

(In thousands)	As of November 30, 2025	As of February 28, 2025
Carrying value	$400,000	$400,000
Fair value	$396,836	$390,201

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
Cancellation Reserves

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2025	2024	2025	2024
Balance as of beginning of period	$135.9	$133.7	$133.9	$128.3
Cancellations	(19.5)	(24.9)	(59.4)	(68.8)
Provision for future cancellations	15.3	25.7	57.2	75.0
Balance as of end of period	$131.7	$134.5	$131.7	$134.5

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of November 30, 2025 and February 28, 2025, the current portion of cancellation reserves was $70.6 million and $69.8 million, respectively.
8. Income Taxes
We had $22.8 million of gross unrecognized tax benefits as of November 30, 2025, and $18.0 million as of February 28, 2025.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2025.
On July 4, 2025, federal legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes provisions that make 100% bonus depreciation permanent, allows for the expensing of domestic research costs and modifies the business interest expense limitation calculation. These changes were incorporated into our income tax provision for the nine months ended November 30, 2025, resulting in an increase in our deferred tax expense, offset by a corresponding decrease in our current tax expense. We do not expect the OBBBA to have a material impact on our fiscal 2026 effective tax rate.

9. Debt

(In thousands)		As of November 30	As of February 28
Debt Description (1)	Maturity Date	2025	2025
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	November 2030	499,233	699,773
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	487,634	487,676
Non-recourse notes payable	Various dates through June 2032	15,967,068	17,119,758
Total debt		17,353,935	18,707,207
Less: current portion		(739,472)	(543,339)
Less: unamortized debt issuance costs		(27,689)	(26,528)
Long-term debt, net		$16,586,774	$18,137,340

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt.  As of November 30, 2025, the unused capacity of $2.00 billion was fully available to us.
Term Loan. In November 2025, we amended our $700 million term loan to extend the maturity date to November 2030. In addition, we paid $200 million of the outstanding principal balance, reducing the loan to $500 million. The amendment did not modify existing covenants or other material terms. Borrowings under the $500 million term loan are available for working capital and general corporate purposes. The interest rate on our term loan was 4.91% as of November 30, 2025. The term loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
Senior Notes. Borrowings under our unsecured senior notes totaling $400 million are available for working capital and general corporate purposes. The 4.17% senior notes mature in April 2026 and were therefore classified as current as of November 30, 2025. The 4.27% senior notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
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

Information on our funding vehicles of non-recourse notes payable as of November 30, 2025 are as follows:

(In billions)	Capacity
Warehouse facilities:
March 2026 expiration	$3.10
May 2026 expiration	0.70
September 2026 expiration	2.55
Combined warehouse facility limit	$6.35
Unused capacity	$3.32

Non-recourse notes payable outstanding:
Warehouse facilities	$3.03
Asset-backed term funding transactions	12.94
Non-recourse notes payable	$15.97

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
Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the nine months ended November 30, 2025 and 2024, we capitalized interest of $11.0 million and $5.3 million, respectively.
Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of November 30, 2025, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.
10. Stock and Stock-Based Incentive Plans
(A)Share Repurchase Program
As of November 30, 2025, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.36 billion remained available for repurchase.
Common Stock Repurchases

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2025	2024	2025	2024
Number of shares repurchased (in thousands)	4,613.2	1,505.1	10,486.7	4,327.5
Average cost per share	$43.71	$76.26	$55.44	$75.05
Available for repurchase, as of end of period (in millions)	$1,355.4	$2,035.3	$1,355.4	$2,035.3

(B)Share-Based Compensation
Composition of Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2025	2024	2025	2024
Cost of sales	$913	$1,250	$2,782	$3,898
CarMax Auto Finance income	988	1,427	3,544	3,561
Selling, general and administrative expenses	14,680	22,252	82,727	101,486
Share-based compensation expense, before income taxes	$16,581	$24,929	$89,053	$108,945

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands)	2025	2024	2025	2024
Nonqualified stock options	$6,109	$6,760	$32,984	$34,878
Cash-settled restricted stock units (RSUs)	4,577	13,156	21,503	41,823
Stock-settled market stock units (MSUs)	4,461	3,789	18,229	15,556
Other share-based incentives:
Stock-settled performance stock units (PSUs)	960	713	12,980	13,014
Stock-settled deferred stock units (DSUs)	—	—	1,665	1,850
Employee stock purchase plan	474	511	1,692	1,824
Total other share-based incentives	1,434	1,224	$16,337	$16,688
Share-based compensation expense, before income taxes	$16,581	$24,929	$89,053	$108,945
(C)Stock Incentive Plan Information
Share/Unit Activity

	Nine Months Ended November 30, 2025
	Equity Classified			Liability Classified
(Shares/units in thousands)	Options	MSUs	Other	RSUs
Outstanding as of February 28, 2025	7,309	525	411	1,524
Granted	1,451	249	278	978
Exercised or vested and converted	(132)	(124)	(64)	(707)
Cancelled	(37)	(6)	—	(111)
Outstanding as of November 30, 2025	8,591	644	625	1,684

Weighted average grant date fair value per share/unit:

Granted	$26.21	$91.81	$66.09	$65.49
Ending outstanding	$28.25	$95.27	$70.92	$66.77

	As of November 30, 2025
Unrecognized compensation (in millions)	$37.0	$20.6	$6.4

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
Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended		Nine Months Ended
	November 30		November 30
(In thousands except per share data)	2025	2024	2025	2024
Net earnings	$62,215	$125,441	$367,974	$410,690

Weighted average common shares outstanding	145,548	154,582	149,004	155,874
Dilutive potential common shares:
Stock options	—	307	9	313
Stock-settled stock units and awards	316	376	369	317
Weighted average common shares and dilutive potential common shares	145,864	155,265	149,382	156,504

Basic net earnings per share	$0.43	$0.81	$2.47	$2.63
Diluted net earnings per share	$0.43	$0.81	$2.46	$2.62

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended November 30, 2025 and 2024, options to purchase 8,600,764 shares and 4,948,231 shares of common stock, respectively, were not included. For the nine months ended November 30, 2025 and 2024, options to purchase 8,315,877 shares and 5,235,364 shares of common stock, respectively, were not included.
12. Accumulated Other Comprehensive (Loss) Income

Changes in Accumulated Other Comprehensive (Loss) Income By Component

			Total
	Net	Net	Accumulated
	Unrecognized	Unrecognized	Other
	Actuarial	Hedge	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	(Loss) Income
Balance as of February 28, 2025	$(36,008)	$39,088	$3,080
Other comprehensive loss before reclassifications	—	(10,095)	(10,095)
Amounts reclassified from accumulated other comprehensive (loss) income	227	(20,492)	(20,265)
Other comprehensive income (loss)	227	(30,587)	(30,360)
Balance as of November 30, 2025	$(35,781)	$8,501	$(27,280)

Changes In and Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2025	2024	2025	2024
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$42	$48	$129	$147
CarMax Auto Finance income	3	4	10	11
Selling, general and administrative expenses	54	59	159	174
Total amortization reclassifications recognized in net pension expense	99	111	298	332
Tax expense	(24)	(27)	(71)	(79)
Amortization reclassifications recognized in net pension expense, net of tax	75	84	227	253
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	75	84	227	253

Cash Flow Hedges (Note 5):
Changes in fair value	(621)	19,812	(13,332)	(18,427)
Tax benefit (expense)	151	(4,780)	3,237	4,631
Changes in fair value, net of tax	(470)	15,032	(10,095)	(13,796)
Reclassifications to CarMax Auto Finance income	(7,368)	(12,357)	(27,063)	(40,865)
Tax benefit	1,789	3,011	6,571	9,956
Reclassification of hedge gains, net of tax	(5,579)	(9,346)	(20,492)	(30,909)
Net change in cash flow hedge unrecognized gains, net of tax	(6,049)	5,686	(30,587)	(44,705)
Total other comprehensive (loss) income, net of tax	$(5,974)	$5,770	$(30,360)	$(44,452)

Changes in the funded status of our retirement plans and changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in accumulated other comprehensive (loss) income. The cumulative balances are net of deferred taxes of $8.2 million as of November 30, 2025 and $1.5 million as of February 28, 2025.
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
The components of lease expense were as follows:

	Three Months Ended November 30		Nine Months Ended November 30
(In thousands)	2025	2024	2025	2024
Operating lease cost (1)	$24,341	$22,934	$73,211	$69,035
Finance lease cost:
Depreciation of lease assets	4,634	5,132	13,858	15,980
Interest on lease liabilities	6,034	6,589	18,533	20,180
Total finance lease cost	10,668	11,721	32,391	36,160
Total lease cost	$35,009	$34,655	$105,602	$105,195

(1)    Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of November 30	As of February 28
(In thousands)	Classification	2025	2025
Assets:
Operating lease assets	Operating lease assets	$475,078	$493,355
Finance lease assets	Property and equipment, net (1)	150,811	160,535
Total lease assets		$625,889	$653,890
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$57,173	$59,335
Finance leases	Accrued expenses and other current liabilities	16,926	15,015
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	462,391	481,963
Finance leases	Other liabilities	180,660	189,216
Total lease liabilities		$717,150	$745,529

(1)    Finance lease assets are recorded net of accumulated depreciation of $81.5 million as of November 30, 2025 and $67.6 million as of February 28, 2025.
Lease term and discount rate information related to leases was as follows:

	As of November 30	As of February 28
Lease Term and Discount Rate	2025	2025
Weighted Average Remaining Lease Term (in years)
Operating leases	15.56	15.49
Finance leases	13.94	14.31

Weighted Average Discount Rate
Operating leases	5.33%	5.21%
Finance leases	16.44%	16.78%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended November 30
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$77,149	$70,954
Operating cash flows from finance leases	$18,062	$18,515
Financing cash flows from finance leases	$11,002	$13,146

Lease assets obtained in exchange for lease obligations:
Operating leases	$22,951	$27,982
Finance leases	$4,134	$5,442

Maturities of lease liabilities were as follows:

	As of November 30, 2025
(In thousands)	Operating Leases	Finance Leases
Fiscal 2026, remaining	$20,998	$9,768
Fiscal 2027	82,161	39,870
Fiscal 2028	78,031	35,990
Fiscal 2029	56,200	38,623
Fiscal 2030	46,362	28,645
Thereafter	520,122	252,991
Total lease payments	803,874	405,887
Less: interest	(284,310)	(208,301)
Present value of lease liabilities	$519,564	$197,586

14. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information:

	Nine Months Ended November 30
(In thousands)	2025	2024
Non-cash investing and financing activities:
Increase in accrued capital expenditures	$6,037	$11,023
Increase (decrease) in financing obligations	$11,273	$(2,360)
Auto loans sold in exchange for beneficial interests	$48,556	$—
Increase in receivable for investment proceeds	$—	$12,312

See Note 13 for supplemental cash flow information related to leases.
15. Contingent Liabilities
Litigation.  The company is a class member in a consolidated and settled class action lawsuit (In re: Takata Airbag Product Liability Litigation (U.S. District Court, Southern District of Florida)) against Toyota, Mazda, Subaru, BMW, Honda, Nissan, Ford and Volkswagen related to the economic loss associated with defective Takata airbags installed as original equipment in certain model vehicles from model years 2000-2019. In April 2020, CarMax received $40.3 million in net recoveries from the Toyota, Mazda, Subaru, BMW, Honda and Nissan settlement funds. In January 2022, CarMax received $3.8 million in net recoveries from the Ford settlement funds. On April 21, 2023, CarMax received $59.3 million in net recoveries from residual undisbursed funds in the Toyota, Mazda, Subaru, BMW, Honda and Nissan settlements. On August 9, 2023, CarMax received $7.9 million in additional residual funds in the BMW, Mazda, and Nissan settlements. On December 19, 2025, CarMax received $8.2 million in additional residual funds in the Ford settlement. The Volkswagen settlement has not yet been resolved. We are unable to make a reasonable estimate of the amount or range of gain that could result from CarMax’s participation in the Volkswagen matter.

On November 3, 2025, a putative class action complaint titled Jason Cap v. CarMax, Inc., et al. was filed in the United States District Court for the District of Maryland against the company and certain present or former officers of the company.  An amended complaint was filed on November 6, 2025.  The amended complaint (i) seeks to certify a class of investors who purchased or otherwise acquired the company’s publicly traded securities between June 20, 2025 and November 5, 2025, and (ii) asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The amended complaint seeks unspecified damages and an award of fees, costs, and expenses.  The company believes that the claims are without merit and intends to vigorously defend ourselves against the claims in all respects.  Given the preliminary nature of the action, we are unable to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of potential losses, if any, from this action.
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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 90-day/4,000 mile limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $23.5 million as of November 30, 2025, and $28.8 million as of February 28, 2025, and is included in accrued expenses and other current liabilities.

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
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans held for investment and auto loans held for sale less the interest expense associated with the debt issued to fund these loans, a provision for estimated loan losses on loans held for investment and direct expenses.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.3% of our retail used vehicle unit sales in the first nine months of fiscal 2026.  As of November 30, 2025, CAF serviced approximately 1.0 million customer accounts in its $16.53 billion portfolio of auto loans.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of its auto loans, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first nine months of fiscal 2026 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the third quarter and first nine months of fiscal 2026 as compared to the third quarter and first nine months of fiscal 2025 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended November 30, 2025	Change from Three Months Ended November 30, 2024	Nine Months Ended November 30, 2025	Change from Nine Months Ended November 30, 2024
Income statement information
Net sales and operating revenues	$5,793.9	(6.9)%	$19,935.2	(2.0)%
Gross profit	$590.0	(12.9)%	$2,201.3	(1.3)%
CAF income	$174.7	9.3%	$419.0	(0.8)%
Selling, general and administrative expenses	$581.4	1.0%	$1,842.1	0.9%
Net earnings	$62.2	(50.4)%	$368.0	(10.4)%
Unit sales information
Used unit sales	169,557	(8.0)%	599,496	(1.1)%
Change in used unit sales in comparable stores	(9.0)%	N/A	(2.1)%	N/A
Wholesale unit sales	127,603	(6.2)%	415,422	(2.3)%
Per unit information
Used gross profit per unit	$2,235	(3.1)%	$2,295	(0.5)%
Wholesale gross profit per unit	$899	(11.4)%	$984	(3.4)%
SG&A as a % of gross profit	98.5%	13.5%	83.7%	1.9%
Per share information
Net earnings per diluted share	$0.43	(46.9)%	$2.46	(6.1)%
Online sales metrics
Digitally enabled transactions (2)	81%	1%	81%	1%
Omni sales (3)	69%	4%	68%	3%
Online retail sales (4)	12%	(3)%	13%	(2)%
Unit buys information
Total vehicle purchases	238,161	(11.7)%	867,379	(1.8)%
Vehicles purchased from consumers	208,226	(12.1)%	758,087	(3.4)%
Vehicles purchased from dealers	29,935	(8.6)%	109,292	10.8%
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
Net earnings per diluted share for both the third quarter and first nine months of fiscal 2026 was impacted by $0.08 in restructuring expenses related primarily to our CEO change and workforce reductions in our Customer Experience Centers (“CECs”). Refer to “Results of Operations” for further details on our revenues and profitability.
Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles and borrowings under our revolving credit facility or through other financing sources. In addition to funding our operations, this liquidity has been used to fund our capital expenditures and the repurchase of common stock under our share repurchase program.
Our current capital allocation strategy is to focus on our core business including investing in digital capabilities and the strategic expansion of our store and capacity footprint, pursue CAF’s expansion into the full credit spectrum, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. For fiscal 2026, we have accelerated the pace of our share repurchases as compared to the prior year. We may adjust this pace based on valuation and cash flow dynamics, as well as macroeconomic conditions. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
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
We possess a beloved brand with national scale, unmatched physical and digital infrastructure and an award-winning culture. Despite these advantages and after decades of industry leadership, based on recent results, it is clear CarMax needs change. In November 2025, we announced a change in leadership. Effective December 1, 2025, Bill Nash stepped down from his position as CEO and as a member of the board. David McCreight, a member of the board, was named Interim President and CEO and Tom Folliard, Chair of the Board, was appointed Interim Executive Chair of the Board. The board is urgently searching for a permanent CEO who can drive sales, maximize the benefits of our omni-channel experience, strengthen our brand, improve operations and champion our culture in order to capture the tremendous opportunity ahead of us. In the near-term, the company is prioritizing the following focus areas:
•Our average selling prices have drifted upward and appear to be less attractive to customers. To ensure that CarMax is a preferred choice, we are meaningfully lowering margins to reduce the gap between our offerings and the marketplace. We plan to support this action by increasing marketing spend, while also building more effective ways to communicate our value to customers.
•We plan to comprehensively review all costs associated with bringing a car to market to find ways to eliminate the unproductive costs while maintaining our reputation of having a high-quality fleet.
•We plan to sharpen our focus on the customer. In guiding decisions, we plan to challenge long-held institutional beliefs as we work to discover the most fundamental elements to the consumer in closing the sale. We will emphasize customer-insighted decision making, rooted in fact-based research.
•We plan to incorporate a clearer and more effective selling voice to our digital experience in order to drive conversion and further improve customer satisfaction. We plan to shift our digital voice from one that delivers abundant information to one that leans into streamlining and encouraging sales.
•We plan to leverage our technology platforms and process enhancements to reduce our spending. We are committed to eliminating unproductive costs, with the goal of reducing SG&A expense by at least $150 million by the end of fiscal 2027.
•We plan to take opportunities in the selling experience to enhance our profitability, including growth potential across CAF and ancillary products. For example, we expect significant future earnings potential from our redesigned MaxCare plan, which focuses on mechanical coverage, and our new MaxCare Plus plan, which focuses on cosmetic protection. These products have already migrated from test phase to pilot in multiple markets and we expect to achieve near nationwide rollout during the first quarter of fiscal 2027.
•We plan to improve our decision-making speed, operate leaner, take smart risks and reignite the entrepreneurial spirit that made CarMax the industry leader.
We are optimistic that our actions of lowering margins and increasing marketing will improve our sales performance trends, but these actions may pressure earnings in the near-term. However, over the longer-term, we expect that this pressure will be offset by unit growth and expanded profitability in CAF and ancillary products as well as through reductions in SG&A and cost of sales.
As previously mentioned, we plan to accelerate our pace of SG&A expense reduction. We are on track to achieve our goal of at least $150 million in exit rate savings in SG&A expense by the end of fiscal 2027. We took our first significant step toward these savings during the third quarter with an approximately 30% reduction in our CEC workforce, which we expect will result in annualized savings of approximately $35 million. In addition to offsetting inflationary pressures, these ongoing savings will enable additional flexibility to reinvest in areas that directly drive sales, while also serving as a tailwind to our earnings.
While SG&A as a percent of gross profit can fluctuate from quarter to quarter depending on variability in gross profit and the timing of SG&A spending, our initial goal on the path to strengthening our SG&A to gross profit leverage over time is to achieve a rate in the mid-70% range on an annual basis. Achieving this annual rate will require continued efficiency gains in our operating model, gross profit growth and healthier consumer demand. Generally, we expect to require low-single-digit gross profit growth to lever SG&A. This will be supported by our goal of becoming omni cost neutral for the first time for the full year of fiscal 2026. Omni-channel costs include commissions and the cost of operating our CECs. We expect our omni-channel costs per used unit, per total unit and as a percentage of gross profit for the full year of fiscal 2026 to be more efficient than before our omni-channel roll-out. For the third quarter of fiscal 2026, we were more efficient compared to both before our omni-channel roll-out and the prior year across all three metrics noted above.
We are also focused on driving down our cost of sales by pursuing incremental efficiency opportunities that we have identified across our logistics network and reconditioning operations. We achieved savings of approximately $125 per unit in fiscal 2025. Due to our recent sales performance, we expect that our savings in fiscal 2026 will be slightly below our goal of another $125 per unit. These efficiencies support affordability as we pass savings on to our customers and also support our margins.
In calendar 2024, we estimate we sold approximately 3.7% of the age 0- to 10-year old vehicles sold on a nationwide basis, consistent with calendar 2023. While we gained market share in the first half of calendar 2025, sales and market share have been pressured in the second half of the year and we expect market share to decrease for the full calendar year.
As of November 30, 2025, we operated 255 used car stores located in 110 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first nine months of fiscal 2026, we opened five stores located in Tuscaloosa, Alabama, El Cajon, California, Hagerstown, Maryland, Tulalip, Washington and Rogers, Arkansas. In addition, we opened three stand-alone reconditioning/auction centers located in El Mirage, Arizona, supporting the Phoenix metro market, Midlothian, Texas, supporting the Dallas metro market, and New Kent, Virginia, supporting the Richmond metro market. During the remainder of the fiscal year, we plan to open one additional store and one additional stand-alone reconditioning/auction facility. We are utilizing our stand-alone reconditioning and auction locations to balance capacity and drive efficiencies across the network.
While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2025 and Part II, Item 1A of this report.
CRITICAL ACCOUNTING ESTIMATES
For information on critical accounting policies, see “Critical Accounting Estimates” in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2025.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS
NET SALES AND OPERATING REVENUES

	Three Months Ended November 30			Nine Months Ended November 30
(In millions)	2025	2024	Change	2025	2024	Change
Used vehicle sales	$4,548.2	$4,888.9	(7.0)%	$15,922.3	$16,243.4	(2.0)%
Wholesale vehicle sales	1,095.1	1,168.6	(6.3)%	3,497.4	3,579.5	(2.3)%
Other sales and revenues:
Extended protection plan revenues	96.6	105.5	(8.4)%	343.4	345.7	(0.7)%
Third-party finance (fees)/income, net	(3.0)	1.0	(397.2)%	(4.5)	0.8	(664.8)%
Advertising & subscription revenues (1)	35.1	36.1	(2.7)%	109.5	105.1	4.2%
Other	21.9	23.3	(5.8)%	67.0	75.7	(11.5)%
Total other sales and revenues	150.6	165.9	(9.2)%	515.4	527.3	(2.3)%
Total net sales and operating revenues	$5,793.9	$6,223.4	(6.9)%	$19,935.2	$20,350.3	(2.0)%

(1)    Excludes intercompany sales and operating revenues that have been eliminated in consolidation.

UNIT SALES

	Three Months Ended November 30			Nine Months Ended November 30
	2025	2024	Change	2025	2024	Change
Used vehicles	169,557	184,243	(8.0)%	599,496	606,395	(1.1)%
Wholesale vehicles	127,603	136,013	(6.2)%	415,422	425,156	(2.3)%

AVERAGE SELLING PRICES

	Three Months Ended November 30			Nine Months Ended November 30
	2025	2024	Change	2025	2024	Change
Used vehicles	$26,383	$26,153	0.9%	$26,152	$26,315	(0.6)%
Wholesale vehicles	$8,137	$8,177	(0.5)%	$7,991	$8,012	(0.3)%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2025	2024	2025	2024
Used vehicle units	(9.0)%	4.3%	(2.1)%	1.3%
Used vehicle revenues	(8.1)%	0.5%	(2.6)%	(2.2)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended November 30		Nine Months Ended November 30
	2025	2024	2025	2024
Used vehicle units	(8.0)%	5.4%	(1.1)%	2.2%
Used vehicle revenues	(7.0)%	1.2%	(2.0)%	(1.1)%

Wholesale vehicle units	(6.2)%	6.3%	(2.3)%	(1.3)%
Wholesale vehicle revenues	(6.3)%	0.3%	(2.3)%	(10.5)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended November 30 (1)		Nine Months Ended November 30 (1)
	2025	2024	2025	2024
CAF (2)	44.9%	45.7%	44.8%	45.2%
Tier 2 (3)	16.7%	17.9%	17.0%	18.1%
Tier 3 (4)	8.2%	6.5%	7.8%	6.9%
Other (5)	30.2%	29.9%	30.4%	29.8%
Total	100.0%	100.0%	100.0%	100.0%

(1)    Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 2% of total used units sold.
(3)    Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)    Third-party finance providers to whom we pay a fee.
(5)    Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended November 30		Nine Months Ended November 30
	2025	2024	2025	2024
Used car stores, beginning of period	253	247	250	245
Store openings	2	1	5	3
Used car stores, end of period	255	248	255	248

During the first nine months of fiscal 2026, we opened five stores (Tuscaloosa, AL; El Cajon, CA; Hagerstown, MD; Tulalip, WA; and Rogers, AR).

Used Vehicle Sales.  The 7.0% decrease in used vehicle revenues in the third quarter of fiscal 2026 was driven by an 8.0% decrease in used unit sales, partially offset by a 0.9% increase in average retail selling price, or $230. The decrease in used units included a 9.0% decrease in comparable store used unit sales. Notwithstanding that comparable store used unit sales for September were stronger than our second quarter results, comparable store used unit sales for the remainder of the quarter declined sharply. Pressured performance across our inventory aged 0-5 years was partially offset by increased sales of older, higher mileage vehicles, which represented over 40% of our sales in the third quarter, an increase of approximately 5% compared to the second quarter and the prior year third quarter. The 2.0% decrease in used vehicle revenues in the first nine months of fiscal 2026 was driven by a 1.1% decrease in used unit sales and a 0.6% decrease in average retail selling price, or approximately $160. The decrease in used units included a 2.1% decrease in comparable store used unit sales.
The increase in average retail selling price in the third quarter of fiscal 2026 primarily reflected an increase in vehicle acquisition costs, driven by a year-over-year increase in market prices, as well as a shift in the mix of our sales by vehicle class, partially offset by a shift in the mix of our sales toward older, higher mileage vehicles. The decrease in average retail selling price in the first nine months of fiscal 2026 primarily reflected a shift in the mix of our sales by vehicle age, partially offset by an increase in vehicle acquisition costs.
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
The 6.3% decrease in wholesale vehicle revenues in the third quarter of fiscal 2026 was driven by a 6.2% decrease in unit sales. For the first nine months of fiscal 2026, wholesale vehicle revenues decreased 2.3%, driven by a 2.3% decrease in unit sales.
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
Other sales and revenues decreased 9.2% in the third quarter of fiscal 2026, driven by an 8.4% decrease in EPP revenues. The decrease in EPP revenues was driven by the decline in retail unit sales. For the first nine months of fiscal 2026, other sales and revenues decreased slightly compared to the prior year period.
GROSS PROFIT

	Three Months Ended November 30 (1)			Nine Months Ended November 30 (1)
(In millions)	2025	2024	Change	2025	2024	Change
Used vehicle gross profit	$378.9	$424.8	(10.8)%	$1,375.7	$1,399.1	(1.7)%
Wholesale vehicle gross profit	114.8	138.1	(16.9)%	408.6	433.1	(5.6)%
Other gross profit	96.3	114.7	(16.0)%	417.0	397.8	4.8%
Total	$590.0	$677.6	(12.9)%	$2,201.3	$2,230.0	(1.3)%

(1)    Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended November 30 (1)				Nine Months Ended November 30 (1)
	2025		2024		2025		2024
	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,235	8.3	$2,306	8.7	$2,295	8.6	$2,307	8.6
Wholesale vehicle gross profit	$899	10.5	$1,015	11.8	$984	11.7	$1,019	12.1
Other gross profit	$568	64.0	$623	69.2	$695	80.9	$656	75.4

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
Used vehicle gross profit decreased 10.8% in the third quarter of fiscal 2026, primarily driven by the 8.0% decrease in total used unit sales. Used vehicle gross profit per unit decreased $71, down from the record high in the prior year period but consistent with historical averages. Used vehicle gross profit decreased 1.7% in the first nine months of fiscal 2026, primarily driven by the 1.1% decrease in total used unit sales. We continue to focus on striking the right balance between managing changes in vehicle costs, maintaining margin and passing along efficiencies to consumers to support vehicle affordability. In the fourth quarter of fiscal 2026, we will be meaningfully lowering used vehicle margins to reduce the gap between our offerings and the marketplace.

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
Wholesale vehicle gross profit decreased 16.9% in the third quarter of fiscal 2026, driven by a $116 decrease in wholesale vehicle gross profit per unit and a 6.2% decrease in wholesale unit sales. Wholesale vehicle gross profit decreased 5.6% in the first nine months of fiscal 2026, driven by a $35 decrease in wholesale vehicle gross profit per unit and a 2.3% decrease in wholesale unit sales. Wholesale volume and margin per unit were negatively impacted by steep market depreciation, primarily during the third quarter of fiscal 2026.
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
Other gross profit decreased 16.0% in the third quarter of fiscal 2026, primarily driven by the decline in EPP revenues, as discussed above. Other gross profit increased 4.8% in the first nine months of fiscal 2026, primarily driven by an increase in service department margins. The increase in service department margins was driven by cost coverage measures that we have implemented and increased efficiencies. In fiscal 2026, we are testing EPP product enhancements that will focus on increasing penetration and margin per unit. We expect EPP margin per unit will be relatively flat during fiscal 2026, with the potential for year-over-year growth due to continued expansion in fiscal 2027. While we expect service margins to continue to face pressure in the fourth quarter of fiscal 2026 due to seasonal sales volumes, we expect service margins to be close to breakeven for the full fiscal year, as governed by sales performance given the leverage/deleverage nature of service.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended November 30, 2025    Nine Months Ended November 30, 2025

Total comp and benefits
Occupancy costs
Advertising expense
Other overhead costs
20%
13%
12%
55%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended November 30			Nine Months Ended November 30
(In millions except per unit data)	2025	2024	Change	2025	2024	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$307.3	$311.8	(1.4)%	$979.7	$961.1	1.9%
Share-based compensation expense	14.7	22.3	(34.0)%	82.7	101.5	(18.5)%
Total compensation and benefits (2)	$322.0	$334.1	(3.6)%	$1,062.4	$1,062.6	—%
Occupancy costs	68.6	73.5	(6.5)%	211.6	218.8	(3.3)%
Advertising expense	73.4	53.8	36.4%	205.1	188.6	8.8%
Other overhead costs (3)	117.4	114.4	2.5%	363.0	354.9	2.3%
Total SG&A expenses	$581.4	$575.8	1.0%	$1,842.1	$1,824.9	0.9%
SG&A as a % of gross profit	98.5%	85.0%	13.5%	83.7%	81.8%	1.9%

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

SG&A expenses increased $5.6 million, or 1.0%, in the third quarter of fiscal 2026, primarily driven by a $19.6 million increase in advertising expense to support our new brand positioning campaign. The increase was partially offset by a $7.6 million decrease in share-based compensation expense. This decrease was primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods. Additionally, there was a net $4.5 million decrease in compensation and benefits, excluding share-based compensation expense, driven by a decrease in the corporate bonus accrual, partially offset by severance costs for both the CEO change and the reduction in workforce in our CECs.

SG&A expenses increased $17.2 million, or 0.9%, in the first nine months of fiscal 2026. The increase was driven by a net $18.6 million increase in compensation and benefits, excluding share-based compensation expense, driven by the severance costs discussed above as well as cost pressures, partially offset by a decrease in the corporate bonus accrual. Additionally, there was a $16.5 million increase in advertising expense to support our new brand positioning campaign. These increases were partially offset by an $18.8 million decrease in share-based compensation expense primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

SG&A deleveraged by 1,350 basis points and 190 basis points during the third quarter and first nine months of fiscal 2026, respectively, driven primarily by the decline in gross profit.
We expect marketing spend on a per total unit basis to be up year-over-year in the fourth quarter of fiscal 2026, though to a lesser degree than during the third quarter, with a focus on investing in acquisition to drive buys and sales. We expect that marketing spend on a per total unit basis for the full year of fiscal 2026 will be slightly above fiscal 2025.
Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.
Interest expense of $26.1 million and $81.6 million in the third quarter and first nine months of fiscal 2026, respectively, was relatively consistent with $25.4 million and $83.8 million in the third quarter and first nine months of fiscal 2025, respectively.
Other Expense. Other expense of $4.5 million and $0.5 million in the third quarter and first nine months of fiscal 2026, respectively, was relatively consistent with $5.4 million and $2.5 million in the third quarter and first nine months of fiscal 2025, respectively.
Income Taxes.  The effective income tax rate was 25.8% in the third quarter of fiscal 2026 and 25.5% in the first nine months of fiscal 2026 versus 24.6% in the third quarter of fiscal 2025 and 25.5% in the first nine months of fiscal 2025.
RESULTS OF OPERATIONS – CARMAX AUTO FINANCE
CAF income primarily reflects interest and fee income generated by auto loans held for investment and auto loans held for sale less the interest expense associated with the debt issued to fund these loans, a provision for estimated loan losses on loans held for investment and direct CAF expenses. Total interest margin primarily reflects the spread between interest and fees charged to consumers and our funding costs. Changes in the interest margin on new originations generally affect CAF income over time. Increases in interest rates, which affect CAF’s funding costs, competitive pressures on rates charged to customers or reducing higher risk accounts in our origination strategy, could result in compression in the interest margin on new originations.
The provision for loan losses reflects changes in the allowance for loan losses. Changes to the allowance are primarily driven by loss and delinquency experience, economic factors on our outlook for net losses expected to occur over the remaining contractual life of the loans held for investment as well as changes in the mix of credit quality of originations.
CAF’s portfolio is composed primarily of auto loans originated over the past several years.  Trends in auto loan growth and interest margins primarily reflect the cumulative effect of changes in the business over a multi-year period. Current period originations reflect current trends in both our retail sales and the CAF business, including the volume and credit mix of loans originated, current interest rates charged to consumers and loan terms.  Loans originated in a given fiscal period generally impact CAF income over time, as we recognize income over the life of the underlying auto loan, or upon sale of the loan.
We typically use securitizations or other funding arrangements to fund loans originated by CAF.  Certain pools of loans may be sold in such a way that CAF relinquishes all, or nearly all, of its continuing financial interests in the loans. These loans are classified as held for sale on our consolidated balance sheet until they are sold. On September 24, 2025, we executed a non-prime securitization transaction. The structure of the transaction resulted in the sale of approximately $930 million of auto loans, inclusive of accrued interest, in exchange for consideration in the form of cash and beneficial interests. The beneficial interests represent the 5% interest in the rated notes and residual certificate that we retained as the sponsor of the transaction. We recognized a gain on sale of $27.0 million from the transaction, net of transaction expenses, in the third quarter of fiscal 2026. As servicer, CAF will continue to be responsible for managing collections and performing other servicing activities for the sold auto loans and will earn servicing income as compensation for these activities. We expect to receive approximately $40 million to $45 million in additional CAF income related to servicing fees and the retained beneficial interest over the life of the transaction. We expect this additional funding lever, as well as other off-balance sheet funding vehicles under consideration, will provide us with significant flexibility and allow us to mitigate risk while focusing on our growth plan.
During fiscal 2025, CAF began testing its new full-spectrum credit scoring models and corresponding strategies across the Tier 1, Tier 2 and Tier 3 spaces. During the first nine months of fiscal 2026, CAF began a measured expansion by recapturing profitable portions of Tier 1 originations that we had shifted to our Tier 2 lenders as we tightened lending standards as well as testing expanded lending in the top half of the Tier 2 space. This is a first step on the path towards our initial goal of increasing CAF penetration to 50%. We continue to learn from our new underwriting models and corresponding tests currently in place in order to capture additional volume beyond Tier 1. We will monitor consumer behavior and the broader economy and adjust our origination strategy as needed. We would expect each additional percentage point of CAF penetration to generate $10 million to $12 million in lifetime pre-tax income per year of origination, net of the impact to finance partner participation fees. Our pre-tax income expectations will be impacted by the volume of loans originated, interest rates charged to customers, loan terms, loss rates, average credit scores, funding strategy, loan sales and the broader macroeconomic and lending environments. We believe our unique finance platform with a full-spectrum in-house lending operation, coupled with a robust network of partner lenders, will strengthen our competitive advantage.
Historically, CAF has originated a small portion of auto loans to customers who typically would be financed by our Tier 2 and Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. The targeted percentage of Tier 2 and Tier 3 originations has fluctuated over the past several years. With the testing of the new full-spectrum credit scoring models, we intend to continue our investment in this space, but remain within the target of originating less than 15% and 5% of the total Tier 2 and Tier 3 loan volume, respectively, in fiscal 2026. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment, which includes funding availability, along with the long-term sustainability of the change. These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.
CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.
See Note 3 for additional information on CAF income and Note 4 for information on auto loans held for investment, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended November 30		Nine Months Ended November 30
(In millions)	2025	2024	2025	2024
Interest margin:
Interest and fee income	$448.0	$469.2	$1,423.2	$1,386.2
Interest expense	(188.3)	(193.2)	(585.0)	(569.2)
Total interest margin	$259.7	$276.0	$838.2	$817.0
Provision for loan losses	$(73.4)	$(72.6)	$(317.3)	$(266.4)
CarMax Auto Finance income	$174.7	$159.9	$419.0	$422.4

Average auto loans outstanding (1)	$16,805.2	$17,771.7	$17,419.9	$17,683.9
Total interest margin as a percent of average auto loans outstanding	6.2%	6.2%	6.4%	6.2%

(1)    Includes auto loans held for investment and auto loans held for sale.
CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS) (1)

	Three Months Ended November 30		Nine Months Ended November 30
	2025	2024	2025	2024
Net auto loans originated (in millions)	$1,761.4	$1,942.8	$6,119.4	$6,368.3
Vehicle units financed	72,185	79,360	253,380	259,284
Net penetration rate (2)	42.6%	43.1%	42.3%	42.8%
Weighted average contract rate	11.0%	11.2%	11.2%	11.3%
Weighted average credit score (3)	723	722	723	723
Weighted average loan-to-value (LTV) (4)	89.8%	90.0%	89.7%	89.5%
Weighted average term (in months)	68.3	67.3	68.4	67.3

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
AUTO LOANS HELD FOR INVESTMENT PERFORMANCE INFORMATION

	As of and for the Three Months Ended November 30		As of and for the Nine Months Ended November 30
(In millions)	2025	2024	2025	2024
Ending auto loans held for investment	$16,533.8	$17,756.4	$16,533.8	$17,756.4
Average auto loans held for investment	$16,652.8	$17,771.7	$17,112.1	$17,683.9
Allowance for loan losses	$474.8	$478.9	$474.8	$478.9
Allowance for loan losses as a percentage of ending auto loans held for investment	2.87%	2.70%	2.87%	2.70%
Net credit losses	$105.9	$94.5	$301.2	$270.3
Annualized net credit losses as a percentage of average auto loans held for investment	2.54%	2.13%	2.35%	2.04%
Past due accounts as a percentage of ending auto loans held for investment	5.43%	4.90%	5.43%	4.90%
Average recovery rate (1)	44.4%	46.8%	45.8%	47.7%

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
•CAF Income
◦CAF income increased $14.9 million, or 9.3%, in the third quarter of fiscal 2026 due to the gain recognized on the sale of auto loans, partially offset by the decrease in total interest margin dollars, driven by the decline in average auto loans outstanding resulting from the sale.
◦CAF income decreased $3.4 million, or 0.8%, in the first nine months of fiscal 2026 due to an increase in the provision for loan losses, partially offset by an increase in the interest margin percentage and the gain recognized on the sale of auto loans.
•Total Interest Margin
◦Total interest margin was 6.2% in the third quarter of fiscal 2026, consistent with the prior year quarter, and a decrease from 6.6% in the prior quarter, primarily due to the removal of higher margin receivables as part of the sale of auto loans during in the third quarter.
◦Total interest margin increased to 6.4% in the first nine months of fiscal 2026 from 6.2% in the first nine months of fiscal 2025. The increase was driven by higher customer rates, partially offset by higher funding costs.
•Provision for Loan Losses
◦The provision for loan losses resulted in expense of $73.4 million and $317.3 million in the third quarter and first nine months of fiscal 2026, respectively, compared with expense of $72.6 million and $266.4 million in the third quarter and first nine months of fiscal 2025, respectively.
◦The provision for loan losses for the third quarter of fiscal 2026 was relatively consistent with the prior year period and losses for the quarter were in line with expectations.
◦The increase in the provision for loan losses for the nine month period was primarily driven by unfavorable loss performance, primarily within loans originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged by the inflationary environment. As a result of the previously disclosed tightening of CAF's underwriting standards, loans originated after April 2024 are performing in line with expectations.
◦There was also a reduction in the provision in the first nine months of fiscal 2026 due to the release of $42.2 million for the allowance recorded for loans that were previously classified as held for sale and subsequently sold during the third quarter of fiscal 2026.
◦The allowance for loan losses as a percentage of auto loans held for investment was 2.87% as of November 30, 2025, compared with 2.70% as of November 30, 2024 and 2.61% as of February 28, 2025. The allowance percentage increased from February primarily due to unfavorable loss performance, partially offset by the release of a portion of the allowance previously recognized on auto loans held for sale.

•Loan Performance
◦The decrease in net loan originations in the third quarter of fiscal 2026 primarily resulted from a decrease in used unit sales. The decrease in net loan originations in the first nine months of fiscal 2026 resulted from decreases in the average amount financed, net penetration rate and used unit sales.
◦CAF net penetration decreased 50 basis points in both the third quarter and first nine months of fiscal 2026. During fiscal 2026, we made underwriting adjustments that translated to approximately 100 to 150 basis points of growth, but this growth was offset by lower application volume in the prime credit segment as well as an increase in penetration for Tier 3 third-party finance providers.
PLANNED FUTURE ACTIVITIES
During the first nine months of fiscal 2026, we opened five new stores and three stand-alone reconditioning/auction centers. For the remainder of fiscal 2026, we anticipate opening one additional store location and one additional stand-alone reconditioning/auction center. We currently estimate capital expenditures will total approximately $575 million in fiscal 2026. Capital expenditures were $467.9 million in fiscal 2025. Planned capital spending in fiscal 2026 largely consists of spending to support our future long-term growth in offsite reconditioning and auction facilities, as well as our new stores.
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
Our current capital allocation strategy is to focus on our core business including investing in digital capabilities and the strategic expansion of our store and capacity footprint, pursue CAF’s expansion into the full credit spectrum, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. For fiscal 2026, we have accelerated the pace of our share repurchases as compared to the prior year. We may adjust this pace based on valuation and cash flow dynamics, as well as macroeconomic conditions. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
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
Operating Activities.  During the first nine months of fiscal 2026, net cash provided by operating activities totaled $2.34 billion compared with $478.1 million in the prior year period.
As of November 30, 2025, total inventory was $3.13 billion, representing a decrease of $806.7 million compared with the balance as of the start of the fiscal year.  The decrease was primarily driven by a decrease in volume due to a strategic reduction of inventory in response to lower consumer demand. We are focused on maintaining a lean level of non-saleable inventory while ensuring adequate levels of saleable inventory.
Our operating cash flows are significantly impacted by the net change in auto loans held for investment and auto loans held for sale, which increased $156.3 million in the current year period compared with $667.5 million in the prior year period.  A significant portion of the changes in auto loans held for investment and auto loans held for sale are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net payments on non-recourse notes payable were $1.15 billion in the current year period compared with net issuances of $229.3 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans held for investment, auto loans held for sale and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can impact our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows. In addition, operating cash flows for the first nine months of fiscal 2026 were impacted by proceeds of $909.0 million resulting from the sale of auto loans in connection with our non-prime securitization transaction completed in the third quarter.

The increase in net cash provided by operating activities for the first nine months of the current fiscal year compared with the prior year period primarily reflected the proceeds from the sale of auto loans, the change in inventory and the change in auto loans held for investment, as discussed above, partially offset by the impact of volume and timing-related changes in accounts payable, accrued expenses and other current liabilities and accrued income taxes.
Investing Activities. During the first nine months of fiscal 2026, net cash used in investing activities totaled $411.3 million compared with $347.9 million in fiscal 2025.  Capital expenditures were $408.0 million in the current year period versus $340.3 million in the prior year period.  Capital expenditures primarily included construction costs to support our growth capacity initiatives and new store openings as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to locations that we open in subsequent fiscal years.
As of November 30, 2025, 170 of our 255 used car stores were located on owned sites and 85 were located on leased sites, including 29 land-only leases and 56 land and building leases.
Financing Activities.  During the first nine months of fiscal 2026, net cash used in financing activities totaled $1.97 billion compared with $404.7 million in the prior year period.  Included in these amounts were net payments on non-recourse notes payable of $1.15 billion compared with net issuances of $229.3 million in the prior year period. Net payments on non-recourse notes payable during the first nine months of fiscal 2026 were impacted by the non-prime securitization transaction completed during the third quarter as the transaction was structured such that off-balance sheet treatment was achieved. Non-recourse notes payable are typically used to fund changes in auto loans held for investment and auto loans held for sale (see “Operating Activities”).
During the first nine months of fiscal 2026, cash used in financing activities was impacted by net payments on our long-term debt of $212.0 million as well as stock repurchases of $588.4 million. During the first nine months of fiscal 2025, cash used in financing activities was impacted by net payments on our long-term debt of $309.8 million as well as stock repurchases of $329.6 million.
TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of November 30	As of February 28
Debt Description (1)	Maturity Date	2025	2025
Revolving credit facility (2)	June 2028	$—	$—
Term loan (2)	November 2030	499,233	699,773
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	487,634	487,676
Non-recourse notes payable	Various dates through June 2032	15,967,068	17,119,758
Total debt (3)		$17,353,935	$18,707,207
Cash and cash equivalents		$204,938	$246,960

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us. The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of November 30, 2025, we were in compliance with these financial covenants.
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
As of November 30, 2025, $12.94 billion and $3.03 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first nine months of fiscal 2026, we funded a total of $5.23 billion in asset-backed term funding transactions.  As of November 30, 2025, we had $3.32 billion of unused capacity in our warehouse facilities.
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
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements, cash flow dynamics and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of November 30, 2025, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $1.36 billion remained available for repurchase. See Note 10 for more information on share repurchase activity.
Fair Value Measurements
We recognize money market securities, mutual fund investments, certain equity investments, derivative instruments and beneficial interests in non-consolidated securitizations at fair value.  See Note 6 for more information on fair value measurements.
FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report that are not statements of historical fact, including statements about our future business plans, operations, challenges, opportunities or prospects, including without limitation any statements or factors regarding expected succession matters, operating capacity, sales, inventory, market share, financial and operational targets and goals, revenue, margins, expenses, liquidity, loan originations, capital expenditures, share repurchase plans, debt obligations or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “committed,” “could,” “enable,” “encouraged,” “estimate,” “expect,” “focused on,” “intend,” “may,” “on track,” “outlook,” “plan,” “positioned,” “predict,” “should,” “target,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge, expectations and assumptions and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
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
•The loss of key associates from our store, regional or corporate management teams, the failure to effectively execute key executive succession plans or a significant increase in labor costs.
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

Item 4.    Controls and Procedures
Disclosure.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Our disclosure controls and procedures are also designed to ensure that this information is accumulated and communicated to management, including the interim chief executive officer (“CEO”) and the chief financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, with the participation of the interim CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, the interim CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period.
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended November 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings
For a discussion of certain legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A.     Risk Factors
In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2025, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K other than the updated information related to succession planning for our CEO and executive management included below.
Our future success depends in substantial part on our ability to attract, recruit, hire, motivate, develop, and retain talented personnel possessing the qualifications, experiences, capabilities and skills we need for all areas of our organization, including our CEO and members of our senior leadership team. Succession planning to ensure effective transfer of knowledge and a seamless transition when key personnel depart is also important to our long-term success. In November 2025, we announced that on December 1, 2025, Bill Nash was stepping down from his position as CEO and that David McCreight would serve as our Interim President and CEO. Our business could be adversely affected if we fail to successfully execute our succession plan or if our succession plan is not well-received by our employees, investors and other stakeholders. In addition, our ability to execute our business strategies and retain key executives may be adversely affected by the transition and this could have a material adverse effect on our business, sales and results of operations.
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
The following table provides information relating to the company’s repurchase of common stock for the third quarter of fiscal 2026. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
September 1 - 30, 2025	1,233,235	$54.97	1,233,235	$1,489,266,226
October 1 - 31, 2025	1,610,000	$44.18	1,610,000	$1,418,132,092
November 1 - 30, 2025	1,770,000	$35.42	1,770,000	$1,355,433,756
Total	4,613,235		4,613,235

Item 6.    Exhibits

10.1	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 22, 2025, filed herewith.

10.2	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 22, 2025, filed herewith.

10.3	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain employee directors of the CarMax, Inc. board of directors, effective October 30, 2025, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ David W. McCreight
David W. McCreight
Interim President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Executive Vice President and
Chief Financial Officer

December 23, 2025