Form 10-K
period 2026-02-28
CARMAX INC
filed 2026-04-15
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2026

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of August 31, 2025, computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange on that date, was $9,059,759,286.

On April 13, 2026, there were 141,820,715 outstanding shares of CarMax, Inc. common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the CarMax, Inc. Notice of 2026 Annual Meeting of Shareholders and Proxy Statement are incorporated by reference in Part III of this Form 10-K.

Auditor Name:	KPMG LLP	Auditor Location:	Richmond, VA	Auditor Firm ID:	185

CARMAX, INC.
FORM 10-K
FOR FISCAL YEAR ENDED FEBRUARY 28, 2026

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
•Changes in general or regional U.S. economic conditions, including economic downturns, inflationary pressures, fluctuating interest rates, tariffs, the effect of trade policies or related uncertainties and the potential impact of international events (including the conflict in the Middle East).
•Our business strategies and recent leadership transition.
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
•The volatility in the market price for our common stock.
•The impact of any potential shareholder activism.
In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “commit,” “could,” “enable,” “encourage,” “estimate,” “expect,” “focus on,” “intend,” “may,” “on track,” “outlook,” “plan,” “position,” “predict,” “should,” “target,” “will” and other variations of these words or similar expressions, whether in the negative or affirmative.  We cannot guarantee that we will achieve the plans, intentions or expectations disclosed in the forward-looking statements.  There are a number of important risks and uncertainties that could cause actual results to differ materially from those indicated by our forward-looking statements.  These risks and uncertainties include, without limitation, those set forth in Item 1A under the heading “Risk Factors.”  We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  We disclaim any intent or obligation to update any forward-looking statements made in this report.

Item 1.  Business.

BUSINESS OVERVIEW

CarMax Background
CarMax, Inc. delivers an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  We are the nation’s largest retailer of used vehicles, and we sold 780,684 used vehicles at retail during the fiscal year ended February 28, 2026.  We are also one of the nation’s largest operators of wholesale vehicle auctions, with 538,203 vehicles sold during fiscal 2026, and one of the nation’s largest providers of used vehicle financing, servicing approximately 1.0 million customer accounts in our $16.37 billion portfolio of auto loans as of February 28, 2026. Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, national footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through a seamless combination of both. Our associates, stores, technology and digital capabilities seamlessly tied together enable us to provide the most customer-centric car buying and selling experience, a key differentiator in a large and fragmented market.
CarMax was incorporated under the laws of the Commonwealth of Virginia in 1996.  CarMax, Inc. is a holding company and our operations are conducted through our subsidiaries.  Under the ownership of Circuit City Stores, Inc. (“Circuit City”), we began operations in 1993 with the opening of our first CarMax store in Richmond, Virginia.  On October 1, 2002, the CarMax business was separated from Circuit City through a tax-free transaction, becoming an independent, publicly traded company.  As of February 28, 2026, we operated 256 used car stores in 110 U.S. television markets.  Our home office is located at 12800 Tuckahoe Creek Parkway, Richmond, Virginia.
On June 1, 2021, we completed the acquisition of Edmunds Holding Company (“Edmunds”), one of the most well-established and trusted online guides for automotive information and a recognized leader in digital vehicle shopping innovations. With this acquisition, CarMax enhanced its digital capabilities and further strengthened its role and reach across the used auto ecosystem while adding exceptional technology and creative talent.
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
Purchasing a Vehicle:
The vehicle purchase process at CarMax differs fundamentally from the traditional auto retail experience.  Our no-haggle pricing removes a frequent customer frustration with the purchase process and allows customers to shop for vehicles the same way they shop for other consumer products.  Our omni-channel platform further empowers our customers to buy a vehicle on their own terms, whether online, in-store or through a seamless combination of both.
Our omni-channel platform provides multiple ways for our customers to interact with us, including completely online. A customer may interact online via our website and mobile app with Skye (our AI-powered virtual assistant) or with our customer experience consultants via phone, text messages or chat. These employees are paid a fixed hourly rate and receive incentive bonuses based on their ability to effectively progress the customer through their car-buying journey. Customers may also interact in-person with our sales consultants, who are generally paid commissions on a fixed dollars-per-unit standard, thereby earning the same commission regardless of the vehicle being sold, the amount a customer finances or the related interest rate. These pay structures align our associates’ interests with those of our customers, in contrast to other dealerships where sales and finance personnel may receive higher commissions for negotiating higher prices and interest rates, or steering customers to vehicles with higher gross profits.
We recondition every used vehicle we retail to meet our CarMax Quality Certified standards, and each vehicle must pass an inspection before being offered for sale.  We stand behind every retail used vehicle we sell with our 10-day money-back guarantee and a 30-day limited warranty. Our CarMax Quality Certified standards were developed internally by CarMax and are not affiliated with any third party or original equipment manufacturer program.
We maximize customer choice by offering a large selection of inventory on our lots and by making our nationwide inventory available for viewing on our online platforms and mobile app.  As of February 28, 2026, we had approximately 61,000 saleable retail vehicles in our inventory. Vehicles in-transit or on customer hold are not reservable by other customers on our website. Upon request by a customer, we will transfer virtually any used vehicle in our inventory.  This gives CarMax customers access to a much larger selection of vehicles than any traditional auto retailer.  In fiscal 2026, approximately 38% of our vehicles sold were transferred at customer request.
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
In fiscal 2026, we purchased approximately 1.1 million vehicles from consumers and dealers.
Based on age, mileage or condition, approximately half of the vehicles acquired through our appraisal processes meet our retail standards.  Those vehicles that do not meet our retail standards are sold to licensed dealers through our wholesale auctions.  Unlike many other auto auctions, we own all the vehicles that we sell in our auctions, which allows us to maintain a high auction sales rate. This high sales rate, combined with dealer-friendly practices, makes our auctions an attractive source of vehicles for licensed dealers.  We continue to further enhance our auction products to improve dealer experiences. For fiscal 2026, our average auction sales rate was approximately 99%.
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
Related Products and Services:
We provide customers with a range of other related products and services, including extended protection plan (“EPP”) products and vehicle repair service. EPP products include mechanical and cosmetic extended service plans (“ESPs”) and guaranteed asset protection (“GAP”), which is designed to cover the unpaid balance on an auto loan in the event of a total loss of the vehicle or unrecovered theft.  Our ESP customers have access to vehicle repair service at each CarMax store and at thousands of independent and franchised service providers.  We believe that the broad scope of our ESPs helps promote customer satisfaction and loyalty, and thus increases the likelihood of repeat and referral business.  In fiscal 2026, approximately 52% of the customers who purchased a retail used vehicle also purchased an ESP and approximately 16% purchased GAP.

CarMax Auto Finance.  CAF provides financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  CAF utilizes proprietary scoring models based upon the credit history and other credit data of the customer along with CAF’s historical experience to predict the likelihood of customer repayment.  Because CAF offers financing solely to CarMax customers, our scoring models are optimized for the CarMax channel.  We believe CAF enables us to capture additional profits, cash flows and sales.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.4% of our retail used vehicle unit sales in fiscal 2026.
CAF also services all auto loans it originates and is responsible for providing billing statements, collecting payments, maintaining contact with delinquent customers, and arranging for the repossession of vehicles securing defaulted loans.
Competition
CarMax Sales Operations.  The U.S. used vehicle marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; online and mobile sales platforms; independent used car dealers; and private parties. According to industry sources, as of December 31, 2025, there were over 18,000 franchised dealers in the U.S., who sell the majority of late-model used vehicles.  Competition in our industry has evolved with the adoption of online platforms and marketing tools, all of which facilitate increased competition.
Based on industry data, there were approximately 39 million used vehicles sold in the U.S. in calendar 2025, of which approximately 20 million were estimated to be age 0- to 10-year old vehicles.  We are the largest retailer of used vehicles in the U.S. In calendar 2025, we estimate we sold approximately 3.6% of the age 0- to 10-year old vehicles sold on a nationwide basis, down from 3.7% in calendar 2024. External title data indicates that while we gained market share in the first half of calendar 2025, sales and market share were pressured in the second half of the year.
We believe that our principal competitive advantages in used vehicle retailing include our ability to provide a high degree of customer satisfaction with the car-buying experience by virtue of our competitive, no-haggle prices and our customer-friendly sales process; our breadth of selection of the most popular makes and models available; the quality of our vehicles; our proprietary information systems; the transparency and availability of CAF and third-party financing; the locations of our retail stores; and our commitment to evolving our car-buying experience to meet customers’ changing expectations.  Our omni-channel experience provides a common platform across all of CarMax that empowers our customers to buy a vehicle on their terms, whether online, in-store or through a seamless combination of both. Our associates, stores, technology and digital capabilities seamlessly tied together enable us to provide the most customer-centric car buying and selling experience, a key differentiator in a large and fragmented market.
In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a vehicle from us, provides a competitive sourcing advantage for retail vehicles.  Our high volume of appraisal purchases, further supported by our online instant appraisal offers and MaxOffer, supplies not only a large portion of our retail inventory, but also provides the scale that enables us to conduct our own wholesale auctions to dispose of vehicles that do not meet our retail standards.
Our wholesale auctions compete with other automotive in-person and online auctions.  These competitors auction vehicles of all ages, while CarMax’s auctions predominantly sell older, higher mileage vehicles. Since fiscal 2021, our wholesale auctions have primarily been conducted virtually.
CarMax Auto Finance.  CAF operates and is a significant participant in the auto finance sector of the consumer finance market.  This sector is primarily comprised of banks, captive finance divisions of new vehicle manufacturers, credit unions and independent finance companies.  According to industry sources, this sector represented approximately $1.7 trillion in outstanding receivables as of December 31, 2025.  CAF’s primary competitors are banks and credit unions that offer direct financing to customers purchasing used vehicles.
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
Products and Services
Retail Merchandising.  We offer customers a broad selection of makes and models of used vehicles, including domestic, imported and luxury vehicles, as well as hybrid and electric vehicles (“EV”), at competitive prices.  Our focus is vehicles that are 0 to 10 years old, with vehicles that are 0 to 6 years old representing approximately 71% of used vehicle sales in fiscal 2026. Over the past three fiscal years, vehicles we have sold that are 0 to 10 years old generally ranged in price from $15,000 to $47,000. The mix of our used vehicle inventory by make, model and age will vary from time to time, depending on consumer preferences, seasonality and market pricing and availability.
Wholesale Auctions.  The typical vehicle sold at our wholesale auctions is more than 11 years old and has more than 100,000 miles.  We provide condition disclosures on each vehicle, including those for vehicles with major mechanical issues, possible frame or flood damage, branded titles, salvage history and unknown true mileage.  Professional, licensed auctioneers conduct our auctions.  Dealers pay a fee to us based on the sales price of the vehicles they purchase.  Our auctions are generally held on a weekly or bi-weekly basis.
Extended Protection Plans.  In conjunction with the sale of a vehicle, we offer customers EPP products.  We receive revenue for selling these plans on behalf of unrelated third parties, who are the primary obligors.  We have no contractual liability to customers for claims under these agreements.  The ESPs we currently offer on all used retail vehicles provide coverage up to 60 months (subject to mileage limitations).  GAP covers the customer for the term of their finance contract.  The EPPs that we sell have been designed to our specifications and are administered by the third parties through private-label arrangements.  Periodically, we may receive profit-sharing revenues based upon the performance of the ESP policies administered by third parties. As of February 28, 2026, our third-party ESP providers included Assurant, Inc., CNA National Warranty Corporation and Fidelity Warranty Services, Inc. Our third-party GAP provider as of February 28, 2026, was Safe-Guard Products International LLC.
Reconditioning and Service.  An integral part of our used vehicle consumer offer is the reconditioning process, designed to make sure every vehicle meets our internal standards before it can become a CarMax Quality Certified vehicle.  This process includes an inspection of the engine and all major systems.  Based on this inspection, we determine the reconditioning necessary to bring the vehicle up to our internal quality standards.  Many of our stores depend upon nearby, typically larger, CarMax stores for reconditioning, which increases efficiency and reduces overhead.  We utilize stand-alone reconditioning centers to balance production capacity across our stores and drive efficiency across our network. We perform most routine mechanical and minor body repairs in-house; however, for some reconditioning services, including, but not limited to, services related to manufacturer’s warranties, we engage third parties specializing in those services. CarMax does not have manufacturer authorization to complete recall-related repairs, and some vehicles CarMax sells may have unrepaired safety recalls. However, safety recall information, as reported by the National Highway Traffic Safety Administration, is available on our website, and we review any unrepaired safety recall information with our used vehicle customers before purchase.
All CarMax used car stores provide vehicle repair service, including repairs of vehicles covered by the ESPs we sell. Additionally, we have partnered with third-party auto service and repair providers. Through these partnerships, our customers have access to a nationwide network of trusted, quality and fair-priced service and repair locations.
Customer Credit.  We offer financing alternatives for retail customers across a wide range of the credit spectrum through CAF and arrangements with several financial institutions.  Vehicles are financed using retail installment contracts secured by the vehicle.  As of February 28, 2026, our network of third-party finance providers included Ally Financial, American Credit Acceptance, Bank of America, Capital One Auto Finance, Exeter Finance Corp., Santander Consumer USA and Westlake Financial Services.  We have no recourse liability for credit losses on retail installment contracts arranged and held by third-party providers, and we periodically test additional third-party providers.
Generally, credit applications submitted by customers to CarMax are initially reviewed by CAF using our proprietary underwriting standards. Based on that review, CAF makes financing offers designed to create a loan portfolio that meets our targeted risk profile in the aggregate.  Applications that CAF declines or approves with conditions are generally evaluated by other third-party finance providers.  Third-party providers generally either pay us or are paid a fixed, pre-negotiated fee per contract.  We refer to the providers who generally pay us a fee or to whom no fee is paid as Tier 2 providers, and we refer to providers to whom we pay a fee as Tier 3 providers.  We are willing to pay a fee to Tier 3 providers because we believe their participation provides us with incremental sales by enabling customers to secure financing that they may not otherwise be able to obtain.  All fees either received or paid are pre-negotiated at a fixed amount and do not vary based on the amount financed, the interest rate, the term of the loan or the loan-to-value ratio.  CAF also provides financing for customers who would typically be financed by a Tier 2 or Tier 3 provider. CAF is building the capability to scale its participation across all credit tiers, which will help to capture finance economics, drive sales, and complement our valued lending partnerships that are a key foundation of CarMax’s best-in-class credit platform.
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
The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the volume of new vehicle sales, which in turn generate used vehicle trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at automotive auctions.  According to industry sources, there were approximately 297 million light vehicles in operation in the U.S. as of December 31, 2025.  During calendar year 2025, it is estimated that approximately 16 million new vehicles and 39 million used vehicles were sold at retail, many of which were accompanied by trade-ins, and approximately 11 million wholesale vehicles were sold at auctions and through other channels.
We believe that sources of used vehicles will continue to be sufficient to meet our current and future needs based on the large number of vehicles remarketed each year, consumer acceptance of our appraisal process, our experience and success in acquiring vehicles from dealers, auctions and other sources, and the large size of the U.S. auction market relative to our needs.
Seasonality
Historically, our business has been seasonal.  Our stores typically experience their strongest traffic and sales in the spring and summer, with an additional increase in traffic and sales in February and March, coinciding with federal income tax refunds.
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

Our proprietary centralized inventory management and pricing system tracks each vehicle throughout the sales process and allows us to buy the mix of makes, models, age, mileage and price points tailored to customer buying preferences.  Leveraging our more than thirty years of experience buying and selling millions of used vehicles, our system generates recommended initial retail price points, as well as retail price markdowns for specific vehicles based on algorithms that account for factors including sales history, consumer interest and seasonal patterns.  We believe this systematic approach to vehicle pricing allows us to optimize inventory turns, which reduces the depreciation risk inherent in used vehicles and helps us to achieve our targeted gross profit dollars per unit.  Because of the pricing discipline afforded by our inventory management and pricing system, generally 99% of our entire used vehicle inventory offered at retail is sold at retail.
Marketing and Advertising
Our marketing strategies are focused on driving customer growth through building awareness and affinity for the brand and acquiring in-market shoppers and sellers. These strategies are implemented through a broad range of media including, but not limited to, traditional broadcast, digital, search, social, out-of-home, sports sponsorships and influencer and activation programs.  Our website and related mobile app received an average of 37 million monthly visits during fiscal 2026 and are a critical part of the customer’s journey, allowing them to learn about CarMax, explore our full inventory in real time, initiate vehicle transfers, apply for financing pre-qualification, receive an appraisal offer and buy a vehicle fully online. Our survey data indicates that during fiscal 2026, approximately 94% of customers who purchased a vehicle from us had first visited us online. In addition, approximately 81% of our customers used some or all of our digital capabilities to complete their transactions in fiscal 2026. We believe consumers in the used vehicle industry will increasingly prefer to have the ability to shop and transact digitally.
In fiscal 2026, we launched our “Wanna Drive” brand positioning campaign, which brings our best-in-class omni-channel experience to life and emphasizes that our customers are empowered to buy their way, with clarity, confidence and control. We have expanded our partnerships with the WNBA and the NWSL, including our front-of-kit sponsorship of the NWSL’s Gotham FC and our founding partnership of the WNBA’s Golden State Valkyries. Additionally, in our hometown of Richmond, Virginia, we announced a naming rights agreement for the new ballpark and home of the Richmond Flying Squirrels, a AA minor league baseball team, which opened in April 2026.
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
On February 28, 2026, we had a total of 27,796 full- and part-time associates, of which 942 work in our CAF segment and 488 work for our Edmunds business. We had 23,888 hourly and salaried associates, as well as 2,915 in-store sales associates, 879 sales associates in our CECs and 114 Edmunds sales associates. Our in-store and Edmunds sales associates predominantly work on a commission basis while our CEC sales associates are hourly employees who are incentive eligible. We employ additional associates during peak selling seasons. No associate is subject to a collective bargaining agreement. We annually review our pay in each geographic market to ensure we are providing a fair and competitive wage. As of February 28, 2026, all our associates were paid above the applicable minimum wage. We offer a broad range of benefits to our associates, including health benefits for full-time associates.
Our workforce includes technology, product and data science associates, who support our omni-channel car buying experience. As of February 28, 2026, we had 1,308 technology, product and data science associates. Additionally, we have created a rotational program for college technology hires and implemented a technology and data science reskilling program. All roles working on our innovation efforts are eligible for equity or equity-based grants through our standard compensation plan, which serve as a meaningful engagement and retention tool. We believe this evolution in our workforce has been and will continue to be critical to the development of our technology platforms and strategic initiatives.
Our commitment to our associates is reflected in our fair and broad-based compensation packages and benefit programs, our continuous investment in talent acquisition, engagement, and development activities, and our comprehensive safety and security program. We review pay equity based on objective factors such as position, tenure, and location. If we find discrepancies that cannot be explained by these objective factors, we make appropriate adjustments. Our commitment is to provide equal pay for comparable work.
We have been recognized for 22 consecutive years as one of Fortune magazine’s 100 Best Companies to Work For®. This award reflects our ability to provide associates with the tools and environment they need to succeed and grow in their careers. We have an Associate Experience Team and a cross-functional Associate Experience Advisory Group dedicated to ensuring an inclusive and engaging workplace. We also continued to measure engagement via biannual associate voice surveys, and across the company, teams created focused plans to continually improve engagement based on survey results. Our goal is to achieve world-class associate engagement and responding to associate feedback enables us to focus on the issues that matter to our associates.
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

Intellectual Property
Our brand image is a critical element of our business strategy.  We rely on trademarks, domain names and copyrights to protect core aspects of CarMax’s look and feel. We actively pursue appropriate intellectual property protection for our innovation and technology work by filing patent applications in areas ranging from vehicle reconditioning and digital merchandising to image capture, online shopping innovations and search engine optimization.
Laws and Regulations
Vehicle Dealer and Other Laws and Regulations.  We operate in a highly regulated industry.  In every state in which we operate, we must obtain licenses and permits to conduct business, which generally include dealer, service, sales, transportation and finance licenses issued by state and local regulatory authorities.  A wide range of federal, state and local laws and regulations govern the manner in which we conduct business, including logistics, advertising, sales, financing and employment practices.  These laws include consumer protection laws and privacy laws, as well as other laws and regulations applicable to motor vehicle dealers.  These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.  Our financing activities with customers are subject to federal truth-in-lending, consumer leasing, equal credit opportunity and fair credit reporting laws and regulations, as well as state and local motor vehicle finance, collection, repossession and installment finance laws. Our activities are subject to oversight by the Federal Trade Commission and other federal and state regulators, and our financing activities are also subject to the supervisory authority of the Consumer Financial Protection Bureau.
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
Item 1A.  Risk Factors.
We are subject to a variety of risks, the most significant of which are described below.  Our business, sales, results of operations and financial condition could be materially adversely affected by any of these risks. These disclosures reflect the company’s beliefs and opinions as to factors that could materially and adversely affect the company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

BUSINESS RISKS
We operate in a highly competitive industry.  Failure to develop and execute strategies to compete in the used vehicle marketplace and to adapt to the increasing use of digital and online tools to market, buy, sell and finance used vehicles could adversely affect our business, sales and results of operations.
Automotive retailing is a highly competitive and fragmented business.  Our competition includes publicly and privately owned new and used car dealers and online and mobile sales platforms, as well as millions of private individuals.  Competitors buy and sell the same or similar makes of vehicles that we offer in the same or similar markets at competitive prices.  New car dealers leverage their franchise relationships with automotive manufacturers to brand certain used cars as “certified pre-owned,” which could provide those competitors with an advantage over CarMax.

Retail Competition.  Some of our competitors have replicated or attempted to replicate portions of our consumer offer, including our use of competitive, no-haggle prices and our commitment to buy a customer’s vehicle even if they do not purchase one from us.
Competitors using online focused business models, both for direct sales and consumer-to-consumer facilitation, have and could continue to materially impact our business model, sales and results of operations. Increased online used vehicle offerings and the growing consumer trend of buying vehicles online adds competition in a segment that is growing and could result in lower-than-expected retail margins, and could have a material adverse effect on our business, sales and results of operations. Further, existing e-commerce businesses have and could continue to enter the online new and used vehicle markets, including companies with significantly more resources than CarMax that might be able to provide customers access to a greater inventory of vehicles while delivering a superior online experience. If we fail to respond effectively to our existing and new retail competitors, it could have a material adverse effect on our business, sales and results of operations.
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
The widespread adoption of digital and online tools to facilitate consumers’ sales or trade-ins of their current vehicles could have a material adverse effect on our ability to source vehicles through our appraisal process, which in turn could have a material adverse effect on our vehicle acquisition costs and results of operations.  For example, online appraisal tools are available to consumers that generate offers and facilitate purchases by dealers other than CarMax.
In addition, there are companies that sell software and data solutions to new and used car dealers to enable those dealers to, among other things, more efficiently source and price inventory.  The increased use of such products by dealers who compete with CarMax may reduce the relative competitive advantage of CarMax’s internally developed proprietary systems.
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
Evolving Marketplace.  The marketplace for used vehicles may be impacted by the significant, and likely accelerating, changes to the broader automotive industry. Demand for EVs is driving the need to adapt our business to source, recondition and service EVs. Technological changes, including the development of autonomous vehicles, new products and services, new business models and new methods of travel could reduce automotive retail demand or disrupt our current business model. In addition, technology related to generative AI is advancing rapidly, and its future impact on the automotive ecosystem, including online shopping behavior, is unknown. If we fail to respond effectively to the evolving marketplace, it could have a material adverse effect on our business, sales and results of operations.
The automotive retail industry in general and our business in particular are sensitive to economic conditions.  These conditions could adversely affect our business, sales, results of operations and financial condition.
We are subject to national and regional U.S. economic conditions.  These conditions include, but are not limited to, economic downturn, recession, inflation, interest rates, unemployment levels, the state of the housing market, gasoline prices, consumer credit availability, consumer credit delinquency and loss rates, tariffs or the imposition and enforceability of tariffs, trade wars, barriers or restrictions, or threats of such actions and related uncertainties, personal discretionary spending levels, and consumer sentiment about the economy in general. These conditions and the economy in general have been, and in the future may be, affected by significant national or international events such as a global health crisis or current geopolitical conditions.  When these economic conditions worsen or stagnate (as, for example, the current conflict in the Middle East and the resulting increase in the price of gasoline in the U.S.), it can have a material adverse effect on consumer demand for vehicles generally, demand from particular consumer segments or demand for particular vehicle types. It can also negatively impact availability of credit to finance vehicle purchases for all or certain categories of consumers.  This could result in challenges to vehicle affordability, lower sales, decreased margins on units sold, and decreased profits for our CAF segment. For example, tariffs impacting the availability and price of automotive parts, vehicles, or steel used in constructing new locations, and uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated could also adversely impact our business. Economic conditions can also have a material adverse effect on the supply of late-model used vehicles, as automotive manufacturers produce fewer new vehicles and consumers retain their current vehicles for longer periods of time. This could result in increased costs to acquire used vehicle inventory and decreased margins on units sold.
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
Changes in the availability or cost of the long-term financing to support the origination of auto loans through CAF could adversely affect sales and results of operations.  We use a securitization program to fund the majority of the auto loans originated by CAF.  Changes in the condition of the asset-backed securitization market could lead us to incur higher costs to access funds in this market or require us to seek alternative means to finance CAF’s loan originations.  If this market ceased to exist and there were no immediate alternative funding sources available, we might be forced to curtail our lending practices for some period of time.  The impact of reducing or curtailing CAF’s loan originations could have a material adverse effect on our business, sales and results of operations.
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
Integrity is a critical component of the CarMax brand and foundational to the trust our customers place in us. Our reputation for integrity, together with transparent, no‑haggle pricing, vehicle quality, customer service and a seamless omni‑channel experience, is important to our ability to attract and retain customers. While consumers consider a range of factors when choosing where to buy or sell a vehicle, a perceived failure to act with integrity, or a loss of trust in our brand for any reason, could significantly undermine customer confidence and have a material adverse effect on our business, sales and results of operations.
Our brand and reputation could be harmed by actual or perceived failures to maintain high standards of integrity, quality or customer experience, including isolated incidents at a single store or broader issues, particularly if they result in adverse publicity, governmental investigations or litigation. These events could relate to, among other things, our sales or financing practices, vehicle reconditioning or quality, treatment of customers or associates, use of AI or other technologies, cultural brand positioning or real or perceived safety issues or injuries. The widespread use of social media and other digital platforms has increased the speed and scale with which information and misinformation can be disseminated, and we may not be successful in correcting or mitigating negative perceptions. Any resulting damage to our reputation or brand could have a material adverse effect on our business, sales and results of operations.

Our business is sensitive to changes in the prices of new and used vehicles.
Any significant changes in retail prices for new and used vehicles could have a material adverse effect on our sales and results of operations.  An overall increase in prices or monthly payments for used vehicles, including the impacts of increased interest rates customers face when financing a vehicle, makes it difficult for certain customers to afford to purchase a vehicle. Similarly, when retail prices for used vehicles rise relative to retail prices for new vehicles, it can make buying a new vehicle more attractive to our customers than buying a used vehicle, which can have a material adverse effect on sales and results of operations and can result in decreased used margins.  Manufacturer incentives could contribute to narrowing this price gap.  In addition, any significant changes in retail or wholesale prices for used vehicles could have a material adverse effect on our results of operations by reducing margins.
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
We source a significant percentage of our vehicles through our appraisal process, and these vehicles are generally more profitable for CarMax.  Accordingly, if we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire inventory.  Acquiring inventory from third-party auctions or from other dealers through our MaxOffer channel is generally less profitable than acquiring it from our in-store and online appraisal products. Our ability to source vehicles through our appraisal process could also be affected by competition, both from new and used car dealers directly and through third parties driving appraisal traffic to those dealers.  See the risk factor above titled “We operate in a highly competitive industry” for discussion of this risk.  Our ability to source vehicles from third-party auctions could be affected by an increase in the number of closed auctions that are open only to new car dealers who have franchise relationships with automotive manufacturers.
Our failure to realize the benefits associated with our omni-channel platform or initiatives designed to leverage evolving technologies, including AI, could have a material adverse effect on our business, sales and results of operations.
We have made and may continue to make considerable investments in our omni-channel platform, as well as investments in initiatives designed to leverage evolving technologies, including AI. A failure to capture the benefits that we expect from the platform or these initiatives and our continued investments in enhancements to the platform or in these initiatives could have a material adverse effect on our business, sales and results of operations. We must anticipate and meet our customers’ expectations in an evolving retail marketplace. Our business, sales and results of operations may be negatively affected if we fail to provide a high quality and consistent customer experience, regardless of sales channel, if our omni-channel platform or other initiatives do not meet customer expectations, or if we are unable to attract, retain and manage the personnel at various levels who have the necessary skills and experience we need to implement our initiatives.
Our failure to manage our growth and the related challenges could have a material adverse effect on our business, sales and results of operations.
Our growth is dependent on the success of our omni-channel platform, opening stores in new and existing markets, continued sales growth, the build-out of our offsite production and auction facilities and offering additional complementary products and services. These enhancements and expansions place significant demands on our management team, our associates and our information systems.  If we fail to effectively or efficiently manage our growth, it could have a material adverse effect on our business, sales and results of operations.  Sales growth requires that we effectively execute our business strategies and implement new and ongoing initiatives to elevate the experience of our customers. See the risk factor above titled “Our failure to realize the benefits associated with our omni-channel platform or initiatives designed to leverage evolving technologies, including AI, could have a material adverse effect on our business, sales and results of operations” for more discussion of this risk. The expansion of our store base, addition of offsite production and auction facilities and implementation of new initiatives also requires us to recruit and retain the associates necessary to support that expansion.  See the risk factor below titled “Our success depends upon the continued contributions of our associates” for discussion of this risk.  The expansion of our business also requires real estate.  Our inability to acquire or lease suitable real estate at favorable terms could limit our expansion and could have a material adverse effect on our business and results of operations.
Our success depends upon the continued contributions of our associates.
Our associates are critical to our success, and our culture is an important differentiator.  Cost-reduction initiatives, workforce reductions and changes to our workplace model may affect our ability to attract and retain qualified personnel, result in loss of institutional knowledge and expertise, cause attrition beyond our intended reduction in force or negatively impact associate morale. Internal restructurings may also divert management attention from our business and may negatively impact our culture. A failure to maintain our culture could have a material adverse effect on our business, sales and results of operations.
Our future success also depends in substantial part on our ability to attract, recruit, hire, motivate, develop and retain talented personnel possessing the qualifications, experiences, capabilities and skills we need for all areas of our organization, including senior leadership. As our new chief executive officer leads our company in its next chapter, there could be uncertainty among investors, customers, third parties and employees. Failure to successfully execute our succession plans or disruptions associated with leadership transitions could have a material adverse effect on our business, sales and results of operations.
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
Our ongoing success also depends upon the continued contributions of our store, CEC, regional and corporate management teams.  Consequently, the loss of the services of any of these associates could have a material adverse effect on our business, sales and results of operations.  In addition, an inability to build our management bench strength to support store growth could have a material adverse effect on our business, sales and results of operations.
We may experience greater credit losses in CAF’s portfolio of auto loans than anticipated.
We are exposed to the risk that our customers who finance their purchases through CAF will be unable or unwilling to repay their loans according to their terms and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Credit losses are inherent in CAF’s business and could have a material adverse effect on our results of operations.
We make various assumptions and judgments about CAF’s portfolio of auto loans held for investment and provide an allowance for loan losses based on a number of factors. Although management will establish an allowance for loan losses it believes is appropriate, this allowance may not be adequate. For example, when economic conditions deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance for loan losses may occur. Losses in excess of the existing allowance for loan losses could have a material adverse effect on our business, results of operations and financial condition.
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

Additionally, under U.S. generally accepted accounting principles (“GAAP”), if any investment’s fair value declines below its carrying value, we will need to record an impairment loss in the applicable fiscal period. As a result, we have incurred, and we may in the future incur, expenses related to the impairment of existing or future equity investments. Any such impairment charge could have a material adverse effect on our business, financial condition and results of operations.
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
Many components of our business, including data management, key operational and technology processes and critical customer systems, are provided by third parties. We carefully select our third-party vendors, but we do not control their actions. If our vendors fail to perform as we expect or conduct operations that are inconsistent with our values, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. One or more of these third-party vendors may experience financial distress, technology challenges, cybersecurity incidents, staffing shortages, liquidity challenges, file for bankruptcy protection, go out of business, suffer disruptions in their business or experience significant increases in the cost of their goods or services sold due to factors beyond their control, including tariffs. The use of third-party vendors represents an inherent risk to our company that could have a material adverse effect on our business, sales and results of operations.
Our business is sensitive to conditions affecting automotive manufacturers.
Adverse conditions, such as tariffs impacting the availability and price of vehicles and automotive parts, affecting one or more automotive manufacturers could have a material adverse effect on our sales and results of operations and could impact the supply of vehicles, including the supply of late-model used vehicles.  In addition, manufacturer recalls are a common occurrence. Because we do not have manufacturer authorization to complete recall-related repairs, some vehicles we sell may have unrepaired safety recalls. Such recalls, and our lack of authorization to make recall-related repairs, could adversely affect used vehicle sales or valuations, could cause us to temporarily remove vehicles from inventory, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, sales and results of operations.
Our results of operations and financial condition are subject to management’s accounting judgments and estimates, as well as changes in accounting policies.
The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of CarMax’s assets, liabilities, revenues, expenses and earnings. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified one accounting policy as being “critical” to the fair presentation of our financial condition and results of operations because it involves major aspects of our business and requires us to make judgments about matters that are inherently uncertain.  This policy is described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data.
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
We collect, process and retain sensitive and confidential customer information in the normal course of business and may share that information with our third-party service providers.  This information includes the information customers provide when purchasing or selling a vehicle and applying for vehicle financing.  We also collect, process and retain sensitive and confidential associate information in the normal course of business and may share that information with our third-party service providers.  Although we have taken measures designed to safeguard such information and have received assurances from our third-party providers, our facilities and systems, and those of third-party providers, could be vulnerable to external or internal security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events, any of which could be enhanced or facilitated by AI.
The security measures we have implemented to protect against cybersecurity incidents may not always prevent or mitigate the impact of a cybersecurity incident and there can be no assurance that future efforts to prevent or mitigate a cybersecurity incident will be effective either. Numerous national retailers have disclosed security breaches involving sophisticated cyber-attacks, including ransomware, that were not recognized or detected until after such retailers had been affected, notwithstanding the preventive measures such retailers had in place.  Further, the rapid evolution and increased adoption of AI and other evolving technologies may increase our level of cybersecurity risk. We and our third-party service providers face attempts by others to gain unauthorized access to, sabotage, take control of and corrupt our information systems and data. As a result of these types of attempts, both we and our third-party service providers have experienced information security, cybersecurity and data privacy incidents. To date, none of these incidents have had a material impact on our business, sales and results of operations. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer or associate information, whether experienced by us or by our third-party service providers, and whether due to an external cybersecurity incident, a programming error, or other cause, may damage our reputation, expose us to mitigation costs and the risks of private litigation and government enforcement, disrupt our business and otherwise have a material adverse effect on our business, sales and results of operations.  In addition, our failure to respond quickly and appropriately to such a security breach could exacerbate the consequences of the breach.
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
Despite our ongoing efforts to maintain and enhance the integrity and security of these systems, we have been and could be subjected to attacks by hackers, including denial-of-service attacks directed at our websites or other system breaches or malfunctions due to associate error or misconduct or other disruptions.  Such incidents could disrupt our business and have a material adverse effect on sales and results of operations.  See the risk factor above titled “We collect sensitive confidential information from our customers. A breach of this confidentiality, whether due to a cybersecurity or other incident, could result in harm to our customers and damage our brand” for the risks associated with a breach of confidential customer or associate information.
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
We are subject to various litigation matters from time to time, which have in the past and could in the future have a material adverse effect on our business, results of operations and financial condition.  Claims arising out of actual or alleged violations of the law have been and could in the future be asserted against us by individuals, either individually or through class claims, or by governmental entities in civil or criminal investigations and proceedings.  These claims have been and could in the future be asserted under a variety of laws including, but not limited to, consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, employee benefit laws, tax laws and environmental laws.  These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties including, but not limited to, suspension or revocation of licenses to conduct business.
GENERAL RISKS
The market price of our common stock has been and may continue to be volatile and could expose us to securities class action litigation.
The price of our common stock has been and may continue to be subject to wide fluctuations based upon our operating results, general economic and market conditions, general trends and prospects for our industry, announcements by our competitors, our ability to achieve any long-term targets or performance metrics and other factors. We have at times not met analysts’ expectations, and any continued failure to meet analysts’ expectations, or variations between our results and analysts’ projections, could result in further volatility in the price of our common stock.
Failure to meet such expectations has had and could in the future have a material adverse effect on the price of our common stock. Following periods of volatility in the market price of the company’s securities, securities class action litigation has been brought against the company. Securities litigation could result in substantial costs and a diversion of our attention and resources, which could have a material adverse effect on our business.
Our business and operations could be negatively affected by actions of activist shareholders against us, which could cause us to incur significant expense, hinder execution of business and growth strategy, and impact our stock price.
Shareholders have engaged, and in the future may engage, in activist activities against the company, including engaging in proxy solicitations, submitting shareholders proposals, nominating individuals to serve on our Board or otherwise attempting to effect changes, assert influence or acquire some level of control over us. We have been and may continue to be subject to activism in the future. Activist shareholders have sought, and may in the future seek, to effect changes in our strategic direction and how our company is governed through changes to our Board or otherwise. Shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from our business. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. We may also be required to incur significant fees and other expenses related to any activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

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
CarMax’s cybersecurity team manages the company’s Incident Response Plan, which establishes a comprehensive system and process for tracking and logging cybersecurity events, reviewing the events to determine whether remediation or escalation is appropriate and escalating potential events to the company’s Chief Information Security Officer (the “CISO”) for further review and assessment. CarMax has an established review and escalation process for assessing cybersecurity events and, if necessary, escalating cybersecurity incidents to members of our senior management team.
We monitor industry trends to mitigate cybersecurity risk for our customers, associates and business, and to remain apprised of industry developments, technological advancements and emerging threats. CarMax engages in testing to improve our cybersecurity approach internally and with third-party vendors and conducts exercises based on current threat intelligence. Additionally, all CarMax associates are required to complete the company’s cybersecurity training program on an annual basis.
We conduct annual tabletop exercises, guided by a third-party cybersecurity firm, with key members of our cybersecurity and legal teams to assess the company's readiness and capabilities to respond to a cyber-attack. At least annually, we also conduct third-party penetration tests to enhance the security of our digital systems, and we employ network scanning to help us identify any newly developed vulnerabilities or threats. Our third-party intake process incorporates cybersecurity risk into the assessment of our third-party vendors when we engage a new vendor or experience a significant change in relationship with an existing vendor. Further, CarMax’s cybersecurity team conducts periodic reviews of the company’s third-party vendors depending on the vendor’s risk profile as determined by the company’s cybersecurity team.
The company’s cybersecurity program is led and overseen by our Chief Information and Technology Officer (the “CITO”) and our CISO. The CITO joined CarMax in 2012, reports to our Chief Executive Officer and has served in various technology leadership roles in startup organizations and Fortune 500 companies across the retail, travel, hospitality, finance and technology industries for over 20 years. The company’s CISO reports to the CITO, joined CarMax in 2016 and has served in various roles in technology and cybersecurity for over 20 years. Our CISO holds a Certified Information Systems Security Professional (CISSP) certification and Master of Science in Information Assurance.
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

Item 2.  Properties.
We conduct our retail vehicle operations primarily in two formats – production and non-production stores.  Production stores are those locations at which vehicle reconditioning is performed.  Production stores have more service bays and require additional space for reconditioning activities and, therefore, are generally larger than non-production stores.  In determining whether to construct a production or a non-production store on a given site, we take several factors into account, including the anticipated long-term regional reconditioning needs and the available acreage of the sites in that market.  As a result, some stores that are constructed to accommodate reconditioning activities may initially be operated as non-production stores until we expand our presence in that market.  In addition, some of our stores operate under a small format cross-functional operating model, which typically has a smaller footprint. While these stores are primarily located in small Metropolitan Statistical Areas of less than 600,000 people, they are also used as fill-in locations in larger markets.
USED CAR STORES BY FORMAT AS OF FEBRUARY 28, 2026

	Production Stores	Non-production Stores
Store count	111	145
Store location size	generally 10 - 25 acres	generally 4 - 12 acres
Small format stores	6	68

USED CAR STORES BY STATE AS OF FEBRUARY 28, 2026

State	Count	State	Count
Alabama	6	Mississippi	3
Arizona	5	Missouri	4
Arkansas	1	Nebraska	1
California	34	Nevada	4
Colorado	6	New Hampshire	1
Connecticut	3	New Jersey	6
Delaware	1	New Mexico	2
Florida	24	New York	5
Georgia	12	North Carolina	13
Idaho	1	Ohio	6
Illinois	11	Oklahoma	3
Indiana	4	Oregon	3
Iowa	1	Pennsylvania	5
Kansas	2	Rhode Island	1
Kentucky	3	South Carolina	4
Louisiana	5	Tennessee	10
Maine	1	Texas	27
Maryland	8	Utah	1
Massachusetts	4	Virginia	12
Michigan	1	Washington	6
Minnesota	2	Wisconsin	4
		Total	256

Of the 256 used car stores open as of February 28, 2026, 171 were located on owned sites and 85 were located on leased sites. The leases are classified as follows:

Land-only leases	29
Land and building leases	56
Total leased sites	85
In addition to our stores, we operate two stand-alone reconditioning facilities, one stand-alone auction facility and four stand-alone reconditioning/auction centers. These locations are used to balance capacity at our stores and drive efficiencies across our network. Of the seven stand-alone reconditioning and auction facilities open as of February 28, 2026, six were located on owned sites and one was located on a leased site.
As of February 28, 2026, we leased our CAF office building in Atlanta, Georgia. We also lease other ancillary properties to support our corporate and store operations.  We own our home office building in Richmond, Virginia and land associated with planned future locations.
Item 3.  Legal Proceedings.
Information in response to this Item is included in Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.  Mine Safety Disclosures.
None.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table identifies our current executive officers.  We are not aware of any family relationships among any of our executive officers or between any of our executive officers and any directors.  All executive officers are elected annually and serve for one year or until their successors are elected and qualify.  The next election of officers will occur in June 2026.

Name	Age	Office
Keith Barr..........………………………..….……...........	55	President, Chief Executive Officer and Director
Diane L. Cafritz……………………....…………….......	55	Executive Vice President, Chief Innovation and People Officer
Jon G. Daniels………………….……..…………..........	54	Executive Vice President, CarMax Auto Finance
Enrique N. Mayor-Mora..................................................	57	Executive Vice President, Chief Financial Officer
Shamim Mohammad………………….……..…...….....	57	Executive Vice President, Chief Information and Technology Officer
C. Joseph Wilson.............................................................	53	Executive Vice President, Chief Operating Officer
John M. Stuckey, III........................................................	52	Senior Vice President, General Counsel and Corporate Secretary

Mr. Barr joined CarMax in March 2026 as president and chief executive officer and was named to the board of directors. Prior to joining CarMax, Mr. Barr served as chief executive officer of InterContinental Hotels Group (“IHG”) from July 2017 to June 2023. Mr. Barr has more than 25 years of executive leadership experience in global hospitality, consumer marketing, and brand-led growth across highly competitive and fast-evolving markets. His leadership experience includes large-scale brand portfolio management, loyalty and digital transformation initiatives, operational improvement, and global expansion. Mr. Barr is a member of the board of directors of MGM Resorts International. Mr. Barr previously served as a director on the boards of directors at Yum! Brands from 2020 to 2026 and IHG from 2017 to 2023.
Ms. Cafritz joined CarMax in 2003 as assistant general counsel. She was promoted to associate general counsel, director in 2005, deputy general counsel, assistant vice president in 2010, and vice president in 2014.  In 2017, Ms. Cafritz was named senior vice president and chief human resources officer, and in 2021, she was named senior vice president, general counsel, chief compliance officer and chief human resources officer. In 2022, Ms. Cafritz was promoted to executive vice president, general counsel, chief compliance officer and chief human resources officer, and in 2023, she was named executive vice president, human resources, general counsel and chief compliance officer. In 2024, Ms. Cafritz transitioned to executive vice president, chief innovation and people officer. Prior to joining CarMax, Ms. Cafritz was a partner at McDermott, Will & Emery (now McDermott Will & Schulte).

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
Mr. Stuckey joined CarMax in 2004 as corporate counsel and has held various positions of increasing responsibility within CarMax’s legal department. In 2015, he was promoted to vice president and deputy general counsel. In 2021, Mr. Stuckey was promoted to vice president, deputy general counsel and corporate secretary, and in 2024, he was promoted to senior vice president, general counsel, and corporate secretary. Prior to joining CarMax, Mr. Stuckey practiced securities, mergers and acquisitions law at Hunton & Williams (now Hunton Andrews Kurth).

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the ticker symbol KMX.  We are authorized to issue up to 350,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.  As of February 28, 2026, there were 141,799,070 shares of CarMax common stock outstanding and we had approximately 2,200 shareholders of record.  As of that date, there were no preferred shares outstanding.
We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future.
During fiscal 2026, we did not sell any CarMax equity securities in transactions that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information relating to the company’s repurchase of common stock during the fourth quarter of fiscal 2026.  The table does not include transactions related to employee equity awards or the exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs (1)
December 1-31, 2025	1,266,000	$39.79	1,266,000	$1,305,060,166
January 1-31, 2026	—	$—	—	$1,305,060,166
February 1-28, 2026	—	$—	—	$1,305,060,166
Total	1,266,000		1,266,000

(1)In April 2022, the board increased our share repurchase authorization by $2 billion. Purchases may be made in open market transactions, including through Rule 10b5-1 plans, or privately negotiated transactions at management’s discretion and the timing and amount of repurchases are determined based on share price, market conditions, legal requirements and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.

Performance Graph
The following graph compares the cumulative total shareholder return (stock price appreciation plus dividends, as applicable) on our common stock for the last five fiscal years with the cumulative total return of the S&P 600 Index and the S&P 500 Retailing Index.  The S&P 600 Index will replace the S&P 500 Index going forward as the Company is now included on the S&P 600 Index. The S&P 500 Index has been included with data through 2026. The graph assumes an original investment of $100 in CarMax common stock and in each index on February 28, 2021, and the reinvestment of all dividends, as applicable.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$350
$300
$250
$200
$150
$100
$50
$0
2021
2022
2023
2024
2025
2026
CarMax
S&P 600 Index
S&P 500 Index
S&P 500 Retailing Index

	As of February 28 or 29
	2021	2022	2023	2024	2025	2026
CarMax	$100.00	$91.48	$57.76	$66.09	$69.40	$36.10
S&P 600 Index	$100.00	$104.22	$100.57	$107.11	$113.83	$134.19
S&P 500 Index	$100.00	$116.39	$107.44	$140.15	$165.95	$194.15
S&P 500 Retailing Index	$100.00	$107.03	$84.10	$129.74	$150.24	$152.70

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
CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); advertising and subscription revenues; and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through a seamless combination of both. Our associates, stores, technology and digital capabilities seamlessly tied together enable us to provide the most customer-centric car buying and selling experience, a key differentiator in a large and fragmented market.
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
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans held for investment and auto loans held for sale less the interest expense associated with the debt issued to fund these loans, a provision for estimated loan losses on loans held for investment and direct expenses. CAF income does not include any allocation of indirect costs. After the effect of 3-day payoffs and vehicle returns, CAF financed 42.4% of our retail used vehicle unit sales in fiscal 2026.  As of February 28, 2026, CAF serviced approximately 1.0 million customer accounts in its $16.37 billion portfolio of auto loans.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of its auto loans, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for fiscal 2026 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for fiscal 2026 as compared to fiscal 2025 is as follows (1):

(Dollars in millions except per share or per unit data)	2026	Change from 2025
Income statement information
Net sales and operating revenues	$25,881.1	(1.8)%
Gross profit	$2,806.6	(3.2)%
CAF income	$562.7	(3.3)%
Selling, general and administrative expenses	$2,453.4	0.7%
Net earnings	$247.3	(50.6)%
Unit sales information
Used unit sales	780,684	(1.1)%
Change in used unit sales in comparable stores	(2.0)%	N/A
Wholesale unit sales	538,203	(1.1)%
Per unit information
Used gross profit per unit	$2,253	(2.5)%
Wholesale gross profit per unit	$974	(4.9)%
SG&A per total unit	$1,860	1.8%
SG&A as a % of gross profit	87.4%	3.4%
Per share information
Net earnings per diluted share	$1.68	(47.7)%
Adjusted net earnings per diluted share (2)	$2.91	(11.0)%
Online sales metrics
Digitally enabled transactions (3)	81%	—%
Omni sales (4)	68%	2%
Online retail sales (5)	13%	(2)%
Unit buys information
Total vehicle purchases	1,137,810	(1)%
Vehicles purchased from consumers	987,191	(2)%
Vehicles purchased from dealers	150,619	4%
(1)    Where applicable, amounts are net of intercompany eliminations.
(2)    Adjusted net earnings per diluted share is a non-GAAP measure. See “Non-GAAP Financial Measures” below for a reconciliation of this measure to the most comparable GAAP measure net earnings per diluted share.
(3)    A digitally enabled transaction is defined as either an omni retail sale or an online retail sale, as defined below.

(4)    An omni retail sale is defined as a sale where customers complete at least one, but not all, of the four activities listed in note (4) below online, or additional steps that can be completed online, including pre-qualifying for financing, setting appointments and signing up for notifications of cars coming soon.
(5)    An online retail sale is defined as a sale where the customer completes all four of the following activities online: reserving the vehicle; financing the vehicle, if needed; trading-in or opting out of a trade-in; and creating an online sales order.
Refer to “Results of Operations” for further details on our revenues and profitability. A discussion regarding Results of Operations and Financial Condition for fiscal 2025 as compared to fiscal 2024 is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2025, filed with the SEC on April 11, 2025.
Non-GAAP Financial Measures
To provide additional transparency, we disclose certain non-GAAP financial measures, which adjust for items as presented below. We believe this information is useful in providing period-to-period comparisons of the results of our operations. The reconciliations of SG&A expenses, SG&A as a percent of gross profit, SG&A per total unit and net earnings per diluted share (GAAP financial measures) to adjusted SG&A expenses, adjusted SG&A as a percent of gross profit, adjusted SG&A per total unit and adjusted net earnings per diluted share (non-GAAP financial measures) are as follows:

	Years Ended February 28 or 29
(Dollars in millions except per share and per unit data)	2026	2025	2024
SG&A expenses	$2,453.4	$2,435.4	$2,286.4
Restructuring charges (1)	(49.8)	—	—
Litigation settlement proceeds (2)	—	—	67.2
Adjusted SG&A expenses	$2,403.6	$2,435.4	$2,353.6

Gross profit	$2,806.6	$2,897.9	$2,713.2
SG&A as a percent of gross profit	87.4%	84.0%	84.3%
Adjusted SG&A as a percent of gross profit	85.6%	84.0%	86.7%

Used units sales	780,684	789,050	765,572
Wholesale unit sales	538,203	544,312	546,331
Total unit sales	1,318,887	1,333,362	1,311,903
SG&A per total unit	$1,860	$1,827	$1,743
Adjusted SG&A per total unit	$1,822	$1,827	$1,794

Net earnings per diluted share	$1.68	$3.21	$3.02
Impairment charges (3)	0.96	0.08	—
Restructuring charges (4)	0.35	—	—
Litigation settlement proceeds (2)	—	—	(0.42)
Income tax impact of non-GAAP adjustments (5)	(0.08)	(0.02)	0.10
Adjusted net earnings per diluted share	$2.91	$3.27	$2.70
(1)     Includes the portion of costs related to severance costs for our CEO change and workforce reductions as well as costs related to the abandonment of our Edmunds lease that have been recorded in SG&A expenses.
(2)     Represents the receipt of settlement proceeds in a class action lawsuit related to the economic loss associated with vehicles containing Takata airbags.
(3)     Includes the goodwill impairment charge recorded in fiscal 2026 and the Edmunds lease impairment charge recorded in fiscal 2025.
(4)     Includes all costs related to severance costs for our CEO change and workforce reductions as well as all costs related to the abandonment of our Edmunds lease.
(5)     Calculated using the blended statutory tax rate for each period.

Liquidity
Our primary ongoing sources of liquidity include funds provided by operations, proceeds from non-recourse funding vehicles, and borrowings under our revolving credit facility or through other financing sources. In addition to funding our operations, this liquidity has been used to fund our capital expenditures and the repurchase of common stock under our share repurchase program.
Our current capital allocation strategy is to focus on our core business including investing in digital capabilities and the strategic expansion of our store and capacity footprint, pursue CAF’s expansion into the full credit spectrum, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. We continue to take a disciplined approach to our capital structure, including managing our net leverage to preserve efficient access to the capital markets for both CAF and CarMax overall. With leverage slightly above our targeted range, and as we focus on improving the business during this transitional period, we paused our share buybacks during the fourth quarter of fiscal 2026. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
Strategic Update and Future Outlook
Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through a seamless combination of both experiences. While we expect our online and omni sales to grow over time, our goal is to provide the best experience whether in-store, online or a combination of the two. As a result, online, omni and in-person sales can vary from quarter to quarter depending on consumer preferences and how they choose to interact with us. We believe consumers in the used vehicle industry will increasingly prefer optionality that seamlessly connects digital and physical experiences.
We possess a beloved brand with national scale, the combination of an unmatched physical footprint and strong digital infrastructure and an award-winning culture. Despite these advantages and after decades of industry leadership, based on recent results, it is clear CarMax needs change. In November 2025, we announced a change in leadership. Effective December 1, 2025, Bill Nash stepped down from his position as CEO and as a member of the board. David McCreight, a member of the board, was named Interim President and CEO and Tom Folliard, Chair of the Board, was appointed Interim Executive Chair of the Board. Effective March 16, 2026, Keith Barr was appointed President and CEO to lead the company in its next chapter. We are focused on driving sales and earnings, maximizing the benefits of our omni-channel experience, strengthening our brand, improving operations and championing our culture in order to capture the tremendous opportunity ahead of us.
During the fourth quarter of fiscal 2026, we made progress on the priorities noted above. We improved sales trends by lowering our prices, investing in acquisition marketing and deploying an initial set of digital enhancements designed to drive conversion. We also continued to streamline our cost structure and lower the cost to bring cars to market, helping us offer more affordable vehicles. Concurrently, we made progress on our SG&A reduction goals, CAF full spectrum ambitions and EPP redesign.
Looking ahead to fiscal 2027, while we work to update our strategy and long-term objectives, our initial priorities, in addition to the items noted above, are to:
•Make CarMax the obvious and easy choice for customers by consistently delivering the three things that matter most to them: a fair, competitive price, access to a broad selection of high-quality vehicles and an end-to-end experience that meets their needs.
•Use technology to drive more differentiated experiences and efficiencies by using software, data and AI in practical ways that make it even easier for customers to buy and sell cars and for our associates to serve them.
•Act with more urgency and intention, while ensuring there is alignment across the organization. We plan to change what is not working, double down on what is and keep evaluating opportunities and risks as we move with speed to build a durable, long-term growth engine.

Regarding SG&A expenses, our goal is to achieve $200 million in exit rate savings in SG&A expense by the end of fiscal 2027, which is an increase from our previous goal of $150 million. However, the year-over-year savings within fiscal 2027 are expected to be offset as we annualize over materially reduced corporate bonus and share-based compensation expense in fiscal 2026, which offsets approximately half of the anticipated savings in fiscal 2027. The savings will also be impacted by inflationary pressures and new location growth. We expect the full impact from these savings to occur in fiscal 2028. We took our first significant step toward these savings during the third quarter of fiscal 2026 with an approximately 30% reduction in our CEC workforce, which we expect will result in annualized savings of approximately $35 million. We completed additional restructuring changes during the fourth quarter of fiscal 2026, which we expect will result in annualized savings of approximately $60 million. In addition to offsetting cost pressures, these ongoing savings are expected to enable additional flexibility to reinvest in areas that directly drive sales, while also serving as a tailwind to our earnings.
SG&A as a percent of gross profit increased to 87.4% in fiscal 2026 compared with 84.0% in fiscal 2025, driven by the decline in gross profit and impacted by the restructuring charges noted above. Adjusted SG&A as a percent of gross profit was 85.6% in fiscal 2026. Moving forward, we will focus our SG&A efficiency metric on total units instead of gross profit dollars. We believe this metric has stronger alignment to driving unit volumes. In fiscal 2027, we expect to leverage SG&A per total unit when excluding the restructuring charges incurred in fiscal 2026.
We also remain focused on driving down our cost of sales by pursuing incremental efficiency opportunities that we have identified across our logistics network and reconditioning operations. We achieved savings of approximately $125 per unit in fiscal 2025. Due to our recent sales performance, our savings in fiscal 2026 were slightly below our goal of another $125 per unit. These efficiencies support affordability as we pass savings on to our customers and also support our margins.
For fiscal 2027, we expect to take a more dynamic approach to margin management. We expect used margins for the full fiscal year to decline at a rate broadly in line with the year-over-year trend for the fourth quarter of fiscal 2026, although this may vary as we continue to optimize performance. We expect the first quarter of fiscal 2027 to reflect the largest year-over-year decline at close to $300 per unit, as we lap record margins in the prior year. This outlook reflects our pricing actions and our ongoing efforts to reduce logistics and reconditioning cost of sales in support of more competitive pricing and stronger sales.
During fiscal 2026, we tested EPP product enhancements that focused on increasing penetration and margin per unit. We expect to achieve nationwide rollout of these products by the second quarter of fiscal 2027, which we anticipate will result in an increase in EPP margin per unit of approximately $35 in fiscal 2027. We expect this increase to ramp throughout the fiscal year, driven by the rollout plan.
In calendar 2025, we estimate we sold approximately 3.6% of the age 0- to 10-year old vehicles sold on a nationwide basis, a decrease from 3.7% in calendar 2024. External title data indicates that while we gained market share in the first half of calendar 2025, sales and market share were pressured in the second half of the year.
As of February 28, 2026, we operated 256 used car stores located in 110 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During fiscal 2026, we opened six stores and four stand-alone reconditioning/auction centers. During fiscal 2027, we anticipate opening four stores as well as two stand-alone reconditioning/auction centers and two stand-alone auction facilities. We are utilizing our stand-alone reconditioning and auction locations to balance capacity and drive efficiencies across the network.
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
The output of the method is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the Black Book wholesale used vehicle retention index are used to predict changes in gross loss and recovery rate, respectively. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in these indices and changes in gross loss and recovery rates. This factor is applied to the output of the method for the reasonable and supportable forecast period of two years. After the end of this two-year period, we revert to historical experience on a straightline basis over a period of 12 months.  We periodically consider whether the use of alternative metrics would result in improved model performance and revise the model when appropriate.  We also consider whether qualitative adjustments are necessary for factors that are not reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the uncertainty of the impacts of recent economic trends on customer behavior. The change in the allowance for loan losses is recognized through an adjustment to the provision for loan losses.
Determining the appropriateness of the allowance for loan losses requires management to exercise judgment about matters that are inherently uncertain, including the timing and distribution of net losses that could materially affect the allowance for loan losses and, therefore, net earnings. To the extent that actual performance differs from our estimates, additional provision for credit losses may be required that would reduce net earnings. To demonstrate the sensitivity of credit loss assumptions and macroeconomic scenarios used in our estimated allowance for loan losses, we compared our February 28, 2026, modeled allowance base case scenario to a downside scenario. Relative to the base case, the downside scenario assumed 10% worsening in loss performance, U.S. unemployment rates and the Black Book wholesale used vehicle retention index. This sensitivity analysis resulted in a hypothetical increase in the allowance for loan losses of approximately $51.8 million.
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
RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS

NET SALES AND OPERATING REVENUES

	Years Ended February 28 or 29
(In millions)	2026	Change	2025	Change	2024
Used vehicle sales	$20,702.4	(1.8)%	$21,079.7	0.8%	$20,922.3
Wholesale vehicle sales	4,504.6	(1.8)%	4,587.5	(7.8)%	4,975.8
Other sales and revenues:
Extended protection plan revenues	448.7	(0.7)%	451.7	12.4%	401.8
Third-party finance fees, net	(8.7)	(477.6)%	(1.5)	74.4%	(5.8)
Advertising & subscription revenues (1)	144.5	3.7%	139.3	2.6%	135.8
Other	89.7	(7.4)%	96.8	(8.8)%	106.2
Total other sales and revenues	674.2	(1.8)%	686.3	7.6%	638.0
Total net sales and operating revenues	$25,881.1	(1.8)%	$26,353.4	(0.7)%	$26,536.0

(1)    Excludes intercompany sales and operating revenues that have been eliminated in consolidation.

UNIT SALES

	Years Ended February 28 or 29
	2026	Change	2025	Change	2024
Used vehicles	780,684	(1.1)%	789,050	3.1%	765,572
Wholesale vehicles	538,203	(1.1)%	544,312	(0.4)%	546,331

AVERAGE SELLING PRICES

	Years Ended February 28 or 29
	2026	Change	2025	Change	2024
Used vehicles	$26,121	(0.6)%	$26,273	(2.8)%	$27,028
Wholesale vehicles	$7,942	(1.0)%	$8,019	(7.9)%	$8,707

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Years Ended February 28 or 29 (1)
	2026	2025	2024
Used vehicle units	(2.0)%	2.2%	(6.7)%
Used vehicle revenues	(2.5)%	(0.4)%	(10.6)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Years Ended February 28 or 29
	2026	2025	2024
Used vehicle units	(1.1)%	3.1%	(5.2)%
Used vehicle revenues	(1.8)%	0.8%	(9.2)%

Wholesale vehicle units	(1.1)%	(0.4)%	(6.6)%
Wholesale vehicle revenues	(1.8)%	(7.8)%	(16.9)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Years Ended February 28 or 29 (1)
	2026	2025	2024
CAF (2)	44.9%	45.0%	45.8%
Tier 2 (3)	16.7	18.0	18.9
Tier 3 (4)	8.3	7.1	7.0
Other (5)	30.1	29.9	28.3
Total	100.0%	100.0%	100.0%

(1)    Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent approximately 2% of total used units sold.
(3)    Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)    Third-party finance providers to whom we pay a fee.
(5)    Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Years Ended February 28 or 29
	2026	2025	2024
Used car stores, beginning of year	250	245	240
Store openings	6	5	5
Used car stores, end of year	256	250	245

During fiscal 2026, we opened six stores (Tuscaloosa, AL; El Cajon, CA; Hagerstown, MD; Tulalip, WA; Rogers, AR; and Florence, KY). We also opened four stand-alone reconditioning/auction centers located in El Mirage, Arizona, supporting the Phoenix metro market; Midlothian, Texas, supporting the Dallas metro market; New Kent, Virginia, supporting the Richmond metro market; and Frederick, Maryland, supporting the Washington D.C/Baltimore metro market.
Used Vehicle Sales
Fiscal 2026 Versus Fiscal 2025.  The 1.8% decrease in used vehicle revenues in fiscal 2026 was driven by a 1.1% decrease in used unit sales and a 0.6% decrease in average retail selling price, or approximately $150. The decrease in used units included a 2.0% decrease in comparable store used unit sales.
The decrease in average retail selling price in fiscal 2026 primarily reflected a shift in the mix of our sales by vehicle age, partially offset by an increase in vehicle acquisition costs.
Wholesale Vehicle Sales
Vehicles sold at our wholesale auctions are, on average, more than 11 years old with more than 100,000 miles and are primarily comprised of vehicles purchased through our appraisal process that do not meet our retail standards. Our wholesale auction prices usually reflect trends in the general wholesale market for the types of vehicles we sell, although they can also be affected by changes in vehicle mix or the average age, mileage or condition of the vehicles being sold.
Fiscal 2026 Versus Fiscal 2025.  The 1.8% decrease in wholesale vehicle revenues in fiscal 2026 was driven by a 1.1% decrease in unit sales and a 1.0% decrease in average selling price, or approximately $80.
The decrease in average selling price in fiscal 2026 primarily reflected shifts in the mix of our sales by vehicle age, partially offset by an increase in vehicle acquisition costs.
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
Fiscal 2026 Versus Fiscal 2025.  Other sales and revenues decreased 1.8% in fiscal 2026, primarily reflecting an increase in net third-party finance fees driven by higher Tier 3 volume, for which we generally pay a fee, as well as lower Tier 2 volume, for which we generally receive a fee.
GROSS PROFIT

	Years Ended February 28 or 29 (1)
(In millions)	2026	Change	2025	Change	2024
Used vehicle gross profit	$1,759.0	(3.5)%	$1,823.2	4.1%	$1,752.0
Wholesale vehicle gross profit	524.1	(6.0)%	557.6	0.1%	556.8
Other gross profit	523.5	1.2%	517.1	27.9%	404.4
Total	$2,806.6	(3.2)%	$2,897.9	6.8%	$2,713.2

(1)Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Years Ended February 28 or 29 (1)
	2026		2025		2024
	$ per unit (2)	% (3)	$ per unit (2)	% (3)	$ per unit (2)	% (3)
Used vehicle gross profit	$2,253	8.5	$2,311	8.6	$2,288	8.4
Wholesale vehicle gross profit	$974	11.6	$1,024	12.2	$1,019	11.2
Other gross profit	$671	77.7	$655	75.4	$528	63.4

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
We systematically adjust individual vehicle prices based on proprietary pricing algorithms in order to appropriately balance sales trends, inventory turns and gross profit achievement.  Other factors that may influence gross profit include the wholesale and retail vehicle pricing environments, vehicle reconditioning and logistics costs, and the percentage of vehicles sourced directly from consumers and dealers through our appraisal process.  Vehicles purchased directly from consumers and dealers generally have a lower cost per unit compared with vehicles purchased at auction or through other channels, which may generate more gross profit per unit. In any given period, our gross profit may also be impacted by the age mix of vehicles sold, as older vehicles are generally more profitable. We monitor macroeconomic factors and pricing elasticity and adjust our pricing accordingly to strike the right balance between optimizing unit sales and profitability while also maintaining competitively priced inventory.
Fiscal 2026 Versus Fiscal 2025.  Used vehicle gross profit decreased 3.5% in fiscal 2026, driven by the $58 decrease in used vehicle gross profit per unit, which reflects deliberate actions to drive improved sales performance taken during the fourth quarter, as well as the 1.1% decrease in total used unit sales.
Wholesale Vehicle Gross Profit
Our wholesale gross profit per unit reflects the demand for older, higher mileage vehicles, which are the mainstay of our auctions, as well as strong dealer attendance and resulting high dealer-to-car ratios at our auctions.  The frequency of our auctions, which are generally held weekly or bi-weekly, minimizes the depreciation risk on these vehicles.  Our ability to adjust appraisal offers and quickly move vehicles to our standalone auctions in response to the wholesale pricing environment are key factors that influences wholesale gross profit.
Fiscal 2026 Versus Fiscal 2025.  Wholesale vehicle gross profit decreased 6.0% in fiscal 2026, driven by a $50 decrease in wholesale vehicle gross profit per unit as well as a 1.1% decrease in unit sales.
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
Fiscal 2026 Versus Fiscal 2025.  Other gross profit increased 1.2% in fiscal 2026, primarily driven by an $18.4 million improvement in service department margins, partially offset by an increase in net third-party finance fees, as discussed above. The increase in service department margins was driven by cost coverage measures that we have implemented and increased efficiencies.

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Fiscal Year 2026	Fiscal Year 2025

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIODS (1)

	Years Ended February 28 or 29
(In millions except per unit data)	2026	Change	2025	Change	2024
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$1,292.4	0.2%	$1,289.7	5.1%	$1,226.8
Share-based compensation expense	93.4	(26.4)%	126.9	11.3%	114.1
Total compensation and benefits (2)	$1,385.8	(2.2)%	$1,416.6	5.6%	$1,340.9
Occupancy costs	305.5	7.1%	285.3	5.1%	271.4
Advertising expense	283.0	8.6%	260.7	(1.4)%	264.4
Other overhead costs (3)	479.1	1.3%	472.8	15.4%	409.7
Total SG&A expenses	$2,453.4	0.7%	$2,435.4	6.5%	$2,286.4
SG&A per total unit	$1,860	1.8%	$1,827	4.8%	$1,743
SG&A as a % of gross profit	87.4%	3.4%	84.0%	(0.3)%	84.3%
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
Fiscal 2026 Versus Fiscal 2025 (Increase of $18.0 million or 0.7%). Factors contributing to the net increase include the following:
•$22.3 million increase in advertising expense to support our new brand positioning campaign and to invest in acquisition spend. Advertising spend in fiscal 2026 was slightly above fiscal 2025 at approximately $200 per total unit.
•$20.2 million increase in store occupancy costs driven by charges related to the abandonment of our Edmunds lease.
•$2.7 million net increase in compensation and benefits, excluding share-based compensation expense, as severance costs for both the CEO change and the reductions in workforce were offset by a decrease in the corporate bonus accrual.
•$33.5 million decrease in share-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.
Excluding the $49.8 million of restructuring charges, which impacted compensation and benefits and occupancy costs, adjusted SG&A decreased $31.8 million or 1.3%.
SG&A as a percent of gross profit increased to 87.4% in fiscal 2026 compared with 84.0% in fiscal 2025, driven by the decline in gross profit and impacted by the restructuring charges noted above. Adjusted SG&A as a percent of gross profit, which excludes these charges, was 85.6% for fiscal 2026.

Interest Expense
Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations. It does not include interest on the non-recourse notes payable, which is reflected within CAF income.
Fiscal 2026 Versus Fiscal 2025.  Interest expense of $110.4 million in fiscal 2026 was relatively consistent with $107.9 million in fiscal 2025.
Goodwill Impairment
We recorded a non-cash goodwill impairment charge of $141.3 million during the fourth quarter of fiscal 2026, driven by the combination of a significant decline in market capitalization resulting from the decrease in our share price, pressured financial performance during fiscal 2026 and downward revisions to our forecasted financial outlook relative to the prior year’s outlook.
Other Expense (Income)
Other expense of $7.1 million in fiscal 2026 was relatively consistent with $11.6 million in fiscal 2025.
Income Taxes
The effective income tax rate was 35.5% in fiscal 2026 compared with 25.2% in fiscal 2025. The increase in effective income tax rate was primarily driven by the goodwill impairment charge, which is a non-deductible item.
RESULTS OF OPERATIONS – CARMAX AUTO FINANCE

CAF income primarily reflects interest and fee income generated by auto loans held for investment and auto loans held for sale less the interest expense associated with the debt issued to fund these loans, a provision for estimated loan losses on loans held for investment, direct CAF expenses and income related to the sale of auto loans. Total interest margin primarily reflects the spread between interest and fees charged to consumers and our funding costs. Changes in the interest margin on new originations generally affect CAF income over time. Increases in interest rates, which affect CAF’s funding costs, competitive pressures on rates charged to customers or reducing higher risk accounts in our origination strategy, could result in compression in the interest margin on new originations.
The provision for loan losses reflects the estimated lifetime loan losses on new originations as well as changes in the estimated allowance for remaining loan losses on the existing portfolio. Changes to the allowance are primarily driven by loss and delinquency experience as well as economic factors related to our outlook for net losses expected to occur over the remaining contractual life of the loans held for investment.
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
We typically use securitizations or other funding arrangements to fund loans originated by CAF.  Certain pools of loans may be sold in such a way that CAF relinquishes all, or nearly all, of its continuing financial interests in the loans. These loans are classified as held for sale on our consolidated balance sheet until they are sold. On September 24, 2025, we executed a non-prime securitization transaction. The structure of the transaction resulted in the sale of approximately $930 million of auto loans, inclusive of accrued interest, in exchange for consideration in the form of cash and beneficial interests. The beneficial interests represent the 5% interest in the rated notes and residual certificate that we retained as the sponsor of the transaction. We recognized a gain on sale of $26.9 million from the transaction, net of transaction expenses, in the third quarter of fiscal 2026. As servicer, CAF continues to be responsible for managing collections and performing other servicing activities for the sold auto loans and earns servicing income as compensation for these activities. We expect to receive approximately $40 million to $45 million in CAF income related to servicing fees and the retained beneficial interest over the life of the transaction. We expect this additional funding lever, as well as other off-balance sheet funding vehicles under consideration, will provide us with significant flexibility and allow us to mitigate risk while focusing on our growth plan.
During fiscal 2025, CAF began testing its new full-spectrum credit scoring models and corresponding strategies across the Tier 1, Tier 2 and Tier 3 spaces. During fiscal 2026, CAF began a measured expansion by recapturing profitable portions of Tier 1 originations that we had shifted to our Tier 2 lenders as we tightened lending standards as well as testing expanded lending with a focus in the top half of the Tier 2 space. This is a first step on the path towards our initial goal of increasing CAF penetration to 50%. We continue to learn from our new underwriting models and corresponding tests currently in place in order to capture additional origination volume. We will monitor consumer behavior and the broader economy and adjust our origination strategy as needed. We would expect each additional percentage point of CAF penetration to generate $10 million to $12 million in lifetime pre-tax income per year of origination, net of the impact to finance partner participation fees. Our pre-tax income expectations will be impacted by the volume of loans originated, interest rates charged to customers, loan terms, loss rates, average credit scores, funding strategy, loan sales and the broader macroeconomic and lending environments. We believe our unique finance platform with a full-spectrum in-house lending operation, along with our complementary network of partner lenders, will strengthen our competitive advantage.
Historically, CAF has originated a small portion of auto loans to customers who typically would be financed by our Tier 2 and Tier 3 finance providers, in order to better understand the performance of these loans, mitigate risk and add incremental profits. The targeted percentage of Tier 2 and Tier 3 originations has fluctuated over the past several years. With the testing of the new full-spectrum credit scoring models, we continued our investment in this space during fiscal 2026, but remained within the target of originating less than 15% and 5% of the total Tier 2 and Tier 3 loan volume, respectively. In fiscal 2027, we intend to increase the target originations for Tier 2 to approximately 30% of the total volume across the Tier 2 spectrum, with a continued focus on the top half of the Tier 2 space. We do not plan to increase our target originations for Tier 3 in fiscal 2027. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment, which includes funding availability, along with the long-term sustainability of the change. These loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates.
CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.
See Note 3 for additional information on CAF income and Note 4 for information on auto loans held for investment, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Years Ended February 28 or 29
(In millions)	2026	2025	2024
Interest margin:
Interest and fee income	$1,864.2	$1,853.9	$1,677.4
Interest expense	(769.2)	(763.2)	(638.7)
Total interest margin	$1,095.0	$1,090.7	$1,038.7
Provision for loan losses	$(391.2)	$(334.7)	$(310.5)
CarMax Auto Finance income	$562.7	$581.7	$568.3

Average auto loans outstanding (1)	$17,165.8	$17,683.9	$17,313.2
Total interest margin as a percent of average auto loans outstanding	6.4%	6.2%	6.0%

(1)Includes auto loans held for investment and auto loans held for sale.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS) (1)

	Years Ended February 28 or 29
	2026	2025	2024
Net auto loans originated (in millions)	$7,992.7	$8,254.5	$8,270.0
Vehicle units financed	331,380	336,595	328,704
Net penetration rate (2)	42.4%	42.7%	42.9%
Weighted average contract rate	11.2%	11.3%	11.2%
Weighted average credit score (3)	723	723	719
Weighted average loan-to-value (LTV) (4)	89.7%	89.6%	88.7%
Weighted average term (in months)	68.5	67.6	65.4

(1)Includes auto loans held for investment and auto loans held for sale.
(2)Vehicle units financed as a percentage of total used units sold.

(3)The credit scores represent FICO® scores and reflect only loans with obligors that have a FICO® score at the time of application.  The FICO® score with respect to any loans with co-obligors is calculated as the average of each obligor’s FICO® score at the time of application.  FICO® scores are not a significant factor in our primary scoring model, which relies on information from credit bureaus and other application information as discussed in Note 4.  FICO® is a federally registered servicemark of Fair Isaac Corporation.
(4)LTV represents the ratio of the amount financed to the total collateral value, which is measured as the vehicle selling price plus applicable taxes, title and fees.
LOAN PERFORMANCE INFORMATION

	As of and for the Years Ended February 28 or 29
(In millions)	2026	2025	2024
Ending auto loans held for investment	$16,271.9	$17,594.6	$17,391.8
Average auto loans held for investment	$16,930.8	$17,683.9	$17,313.2
Allowance for loan losses	$453.0	$458.7	$482.8
Allowance for loan losses as a percentage of ending auto loans held for investment	2.78%	2.61%	2.78%
Net credit losses	$396.9	$358.8	$334.9
Net credit losses as a percentage of average auto loans held for investment	2.34%	2.03%	1.93%
Past due accounts as a percentage of ending auto loans held for investment	5.11%	4.85%	5.44%
Average recovery rate (1)	45.5%	47.2%	53.0%

(1)    The average recovery rate represents the average percentage of the outstanding principal balance we receive when a vehicle is repossessed and liquidated, generally at our wholesale auctions. While in any individual period conditions may vary, over the past 10 fiscal years, the annual recovery rate has ranged from a low of 45% to a high of 71%, and it is primarily affected by the wholesale market environment.
Fiscal 2026 Versus Fiscal 2025.

•CAF income decreased $19.0 million, or 3.3%, due to an increase in the provision for loan losses and a decrease in average auto loans outstanding, partially offset by an increase in the interest margin percentage and the gain recognized on the sale of auto loans.
•Total interest margin increased as a percentage of average auto loans outstanding to 6.4% in fiscal 2026 compared with 6.2% in fiscal 2025. The increase was due to higher customer rates primarily driven by our Tier 2 expansion, partially offset by higher funding costs.
•Provision for Loan Losses
◦The current year provision of $391.2 million increased from $334.7 million in the prior fiscal year.
◦The increase in the provision for loan losses in fiscal 2026 was primarily driven by unfavorable loss performance, primarily within loans originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged by the inflationary environment. As a result of the previously disclosed tightening of CAF's underwriting standards, loans originated after April 2024 are performing in line with expectations.
◦There was also a reduction in the provision in fiscal 2026 due to the release of $42.2 million for the allowance recorded for loans that were previously classified as held for sale and subsequently sold during the third quarter of fiscal 2026.
◦The allowance for loan losses as a percentage of auto loans held for investment was 2.78% as of February 28, 2026 compared with 2.61% as of February 28, 2025. The allowance percentage increased from the prior year primarily due to unfavorable loss performance, partially offset by the release of a portion of the allowance previously recognized on auto loans held for sale.
•Loan Performance
◦The decline in net loan originations in fiscal 2026 resulted from decreases in the average amount financed, used unit sales and net penetration rate.
◦CAF net penetration decreased 30 basis points in fiscal 2026. During fiscal 2026, we made underwriting adjustments that translated to approximately 200 to 300 basis points of growth, but this growth was offset by lower application volume in the Tier 1 credit segment as well as an increase in penetration for Tier 3 third-party finance providers. We expect our penetration growth, targeting the top half of the Tier 2 space, will accelerate in fiscal 2027.

PLANNED FUTURE ACTIVITIES
We anticipate opening a total of eight locations in fiscal 2027, including four stores, two stand-alone reconditioning/auction centers and two stand-alone auction facilities. We currently estimate capital expenditures will total approximately $400 million in fiscal 2027, a decrease from $541.0 million in fiscal 2026. Planned capital spending in fiscal 2027 largely consists of spending to support our future long-term growth in offsite reconditioning and auction facilities, as well as our new stores. This spending is expected to be at a reduced rate as compared with the prior year due to significant investments made in fiscal 2026 as well as slowed growth in store openings in upcoming fiscal years.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1(Y) to the consolidated financial statements for information on recent accounting pronouncements applicable to CarMax.
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
Our current capital allocation strategy is to focus on our core business including investing in digital capabilities and the strategic expansion of our store and capacity footprint, pursue CAF’s expansion into the full credit spectrum, pursue new growth opportunities through investments, partnerships and acquisitions and return excess capital to shareholders. We continue to take a disciplined approach to our capital structure, including managing our net leverage to preserve efficient access to the capital markets for both CAF and CarMax overall. With leverage slightly above our targeted range, and as we focus on improving the business during this transitional period, we paused our share buybacks during the fourth quarter of fiscal 2026. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
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
We are party to contractual obligations involving commitments to make payments to third parties. These obligations impact our liquidity and capital resource needs. Our contractual obligations primarily consist of long-term debt and related interest payments, leases, purchase obligations and commitments, income taxes and defined benefit retirement plans. See Notes 12 and 16 for amounts outstanding as of February 28, 2026 related to debt and leases, respectively.
Our contractual obligations related to income taxes represent the net unrecognized tax benefits related to uncertain tax positions. See Note 10 for information related to income taxes. Our contractual obligations related to defined benefit retirement plans represent the funded status recognized as of February 28, 2026. See Note 11 for information related to these plans.
Purchase obligations and commitments consist of certain enforceable and legally binding obligations related to third-party outsourcing services, advertising and real estate purchases. As of February 28, 2026, our purchase obligations and commitments were approximately $599.2 million, of which $170.3 million are due in fiscal 2027. The majority of the remaining purchase obligations and commitments are due within the next three years.
Operating Activities.  During fiscal 2026, net cash provided by operating activities totaled $1.78 billion compared with $624.4 million in fiscal 2025.
As of February 28, 2026, total inventory was $4.14 billion, representing an increase of $202.4 million, or 5.1%, compared with the balance as of the start of the fiscal year.  The increase was primarily due to an increase in average cost resulting from higher vehicle acquisition costs, partially offset by shifts in the mix of vehicles.

Our operating cash flows are significantly impacted by changes in auto loans held for investment and auto loans held for sale, which combined increased $131.8 million in fiscal 2026 compared with $565.6 million in fiscal 2025.  A significant portion of the changes in auto loans held for investment and auto loans held for sale are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net payments of non-recourse notes payable were $1.29 billion in fiscal 2026 compared with net issuances of $252.8 million in fiscal 2025 and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans held for investment, auto loans held for sale and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can impact our operating and financing cash flows without significantly affecting our overall liquidity, working capital or cash flows. In addition, operating cash flows in fiscal 2026 were impacted by proceeds of $908.9 million resulting from the sale of auto loans in connection with our non-prime securitization transaction completed in the third quarter.
The increase in net cash provided by operating activities for fiscal 2026 compared with fiscal 2025 primarily reflected the proceeds from the sale of auto loans and the net change in auto loans held for investment and auto loans held for sale, as discussed above, partially offset by the net impact of volume and timing-related changes in accounts receivable and accounts payable.
Investing Activities.  Net cash used in investing activities totaled $540.0 million in fiscal 2026 compared with $461.0 million in fiscal 2025.  Capital expenditures were $541.0 million in fiscal 2026 versus $467.9 million in fiscal 2025. Capital expenditures primarily included construction costs to support our growth capacity initiatives and new store openings as well as investments in technology.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to locations that we open in subsequent fiscal years.
Financing Activities.  Net cash used in financing activities was $1.34 billion in fiscal 2026 compared with $453.5 million in fiscal 2025.  Included in these amounts were net payments on non-recourse notes payable of $1.29 billion in fiscal 2026 compared with net issuances of $252.8 million in the prior year. Net payments on non-recourse notes payable during fiscal 2026 were impacted by the non-prime securitization transaction completed during the third quarter as the transaction was structured such that off-balance sheet treatment was achieved. Non-recourse notes payable are typically used to fund changes in auto loans held for investment and auto loans held for sale (see “Operating Activities”).
During fiscal 2026, cash used in financing activities was impacted by net borrowings on our long-term debt of $624.6 million as well as stock repurchases of $642.8 million. During fiscal 2025, cash used in financing activities was impacted by net payments on our long-term debt of $313.8 million as well as stock repurchases of $428.5 million.
TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of February 28
Debt Description (1)	Maturity Date	2026	2025
Revolving credit facility (2)	June 2028	$840,800	$—
Term loan (2)	November 2030	499,271	699,773
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	483,633	487,676
Non-recourse notes payable	Various dates through February 2033	15,827,609	17,119,758
Total debt (3)		$18,051,313	$18,707,207
Cash and cash equivalents		$122,826	$246,960
(1)Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)Total debt excludes unamortized debt issuance costs. See Note 12 for additional information.
Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity. As of February 28, 2026, we were in compliance with these financial covenants.
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
As of February 28, 2026, $13.50 billion and $2.33 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During fiscal 2026, we funded a total of $7.52 billion in asset-backed term funding transactions. As of February 28, 2026, we had $4.02 billion of unused capacity in our warehouse facilities.
We have periodically increased our warehouse facility limit over time, as our store base, sales and CAF loan originations have grown. See Notes 1(G) and 12 for additional information on the warehouse facilities.
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
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements, cash flow dynamics and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of February 28, 2026, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $1.31 billion remained available for repurchase. See Note 13 for more information on share repurchase activity.
Fair Value Measurements.  We recognize money market securities, mutual fund investments, certain equity investments, beneficial interests in non-consolidated securitizations and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Exposure - Non-Recourse Notes Payable
As of February 28, 2026 and February 28, 2025, all loans in our portfolio of auto loans held for investment were fixed-rate installment contracts.  Financing for these loans was achieved primarily through non-recourse funding vehicles that, in turn, issued both fixed- and variable-rate notes. Non-recourse funding vehicles include warehouse facilities and asset-backed term funding transactions.
Borrowings under our warehouse facilities are variable-rate debt and are secured by auto loans.  The loans are funded through the warehouse facilities until we elect to fund them through an asset-backed term funding transaction, which issue notes payable that accrue interest predominantly at fixed rates.
Interest rate risk related to variable-rate debt is primarily mitigated by entering into derivative instruments. Our derivative instruments are used to manage differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loans. Disruptions in the credit markets or unexpected changes in prepayment activity could impact the effectiveness of our hedging strategies.  Generally, changes in interest rates associated with underlying swaps will not have a material impact on earnings; however, they could have a material impact on cash and cash flows.
Absent any additional actions by the company to further mitigate risk, a 100-basis point increase in market interest rates associated with non-recourse funding vehicles would have decreased our fiscal 2026 net earnings per share by approximately $0.17.
Credit risk is the exposure to nonperformance of another party to an agreement.  We mitigate credit risk by dealing with highly rated bank counterparties.  The market and credit risks associated with derivative instruments are similar to those relating to other types of financial instruments.  See Notes 5 and 6 for additional information on derivative instruments and hedging activities.
COMPOSITION OF NON-RECOURSE NOTES PAYABLE

	As of February 28
(In millions)	2026	2025
Fixed-rate	$11,382.9	$10,933.1
Variable-rate (1)	4,444.7	6,186.7
Total	$15,827.6	$17,119.8

(1)Variable-rate debt includes borrowings under our warehouse facilities as well as the variable portion of borrowings under our asset-backed term funding transactions.  See Note 12.

Interest Rate Exposure - Other Debt
We have interest rate risk from changing interest rates related to borrowings under our revolving credit facility.  We also have interest rate risk from changing interest rates related to borrowings under our term loan; however, a portion of the variable-rate risk is mitigated by derivative instruments. Substantially all of these borrowings are variable-rate debt based on SOFR.  A 100-basis point increase in market interest rates would have decreased our fiscal 2026 net earnings per share by approximately $0.04.
Other Market Exposures
Our pension plan has interest rate risk related to its projected benefit obligation (“PBO”).  Due to the relatively young overall age of the plan’s participants, a 100-basis point change in the discount rate has approximately a 13% effect on the PBO balance.  A 100-basis point decrease in the discount rate would have decreased our fiscal 2026 net earnings per share by less than $0.01.  See Note 11 for more information on our benefit plans.
As our cash-settled restricted stock units are liability awards, the related compensation expense is sensitive to changes in the company’s stock price.  The mark-to-market effect on the liability depends on each award’s grant price and previously recognized expense.  At February 28, 2026, a 10% increase in the company’s stock price would have no impact on fiscal 2026 net earnings per share.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2026.
KPMG LLP, the company’s independent registered public accounting firm, has issued a report on our internal control over financial reporting.  Their report is included herein.
KEITH BARR
PRESIDENT AND CHIEF EXECUTIVE OFFICER

ENRIQUE N. MAYOR-MORA
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
CarMax, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CarMax, Inc. and subsidiaries (the Company) as of February 28, 2026 and February 28, 2025, the related consolidated statements of earnings, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended February 28, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and February 28, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 15, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses on Tier 1 auto loans held for investment
As discussed in Notes 1(H) and 4 to the consolidated financial statements, the Company maintained an allowance for loan losses on Tier 1 auto loans held for investment for the net credit losses expected over the remaining contractual life of the managed receivables. The balance of the allowance for loan losses on Tier 1 auto loans held for investment at February 28, 2026 was $377.7 million. The Company estimates the allowance for loan losses using the net loss timing curve method, primarily based on the composition of the portfolio of auto loans held for investment and historical gross loss and recovery trends. The net loss estimate for Tier 1 auto loans held for investment with less than 18 months of performance history weights both the historical losses by credit grade at origination and actual loss data on the receivables to-date, along with forward loss curves, in estimating future performance. Once the receivables have 18 months of performance history, the net loss estimate for Tier 1 auto loans held for investment reflects actual loss experience of those receivables to date, along with forward loss curves. The output of the net loss timing curve is adjusted to take into account reasonable and supportable macroeconomic forecasts about the future. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in this forecast and changes in gross loss and recovery rates. This factor is applied to the output of the net loss timing curve for the reasonable and supportable forecast period, after which the Company reverts to historical experience on a straight-line basis. In addition, the Company assesses the need to make qualitative adjustments to the output of the net loss timing curve method as necessary for factors not reflected in the quantitative methods.

We identified the assessment of the allowance for loan losses on Tier 1 auto loans held for investment as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. The assessment involved evaluating the allowance for loan losses methodology, including the net loss timing curve and its key assumptions, which consisted of the historical observation periods, forward loss curves, and the weighting of actual loss data versus historical losses by credit grade performance used for receivables with less than 18 months of performance history. Our assessment also included an evaluation of the conceptual soundness and mathematical accuracy of the net loss timing curve.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the allowance for loan losses on Tier 1 auto loans held for investment, including controls over the (1) development and approval of the allowance for loan losses methodology, (2) the identification and determination of the key assumptions, and (3) design and mathematical accuracy of the net loss timing curve. We evaluated the Company’s process to develop the allowance for loan losses on Tier 1 auto loans held for investment and involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s allowance for loan losses methodology for compliance with U.S. generally accepted accounting principles

•evaluating the conceptual soundness and mathematical accuracy of the net loss timing curve method

•assessing the other key assumptions used in the net loss timing curve method by comparing to historical loss performance and the credit composition of the existing loan portfolio

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.
Richmond, Virginia
April 15, 2026

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
CarMax, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited CarMax, Inc. and subsidiaries' (the Company) internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 28, 2026 and February 28, 2025, the related consolidated statements of earnings, comprehensive income, cash flows and shareholders’ equity, for each of the years in the three-year period ended February 28, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated April 15, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
April 15, 2026

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended February 28 or 29
(In thousands except per share data)	2026	% (1)	2025	% (1)	2024	% (1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$20,702,358	80.0	$21,079,654	80.0	$20,922,279	78.8
Wholesale vehicle sales	4,504,564	17.4	4,587,457	17.4	4,975,802	18.8
Other sales and revenues	674,209	2.6	686,309	2.6	637,959	2.4
NET SALES AND OPERATING REVENUES	25,881,131	100.0	26,353,420	100.0	26,536,040	100.0
COST OF SALES:
Used vehicle cost of sales	18,943,402	73.2	19,256,483	73.1	19,170,320	72.2
Wholesale vehicle cost of sales	3,980,504	15.4	4,029,876	15.3	4,419,044	16.7
Other cost of sales	150,632	0.6	169,160	0.6	233,467	0.9
TOTAL COST OF SALES	23,074,538	89.2	23,455,519	89.0	23,822,831	89.8
GROSS PROFIT	2,806,593	10.8	2,897,901	11.0	2,713,209	10.2
CARMAX AUTO FINANCE INCOME	562,721	2.2	581,749	2.2	568,271	2.1
Selling, general and administrative expenses	2,453,412	9.5	2,435,404	9.2	2,286,378	8.6
Depreciation and amortization	273,750	1.1	255,321	1.0	239,028	0.9
Interest expense	110,394	0.4	107,941	0.4	124,750	0.5
Goodwill impairment	141,258	0.5	—	—	—	—
Other expense (income)	7,067	—	11,624	—	(10,271)	—
Earnings before income taxes	383,433	1.5	669,360	2.5	641,595	2.4
Income tax provision	136,143	0.5	168,804	0.6	162,391	0.6
NET EARNINGS	$247,290	1.0	$500,556	1.9	$479,204	1.8

WEIGHTED AVERAGE COMMON SHARES:
Basic	147,258		155,330		158,216
Diluted	147,613		156,061		158,707
NET EARNINGS PER SHARE:
Basic	$1.68		$3.22		$3.03
Diluted	$1.68		$3.21		$3.02

(1)Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended February 28 or 29
(In thousands)	2026	2025	2024
NET EARNINGS	$247,290	$500,556	$479,204
Other comprehensive loss, net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	(2,516)	1,108	7,474
Net change in cash flow hedge unrecognized gains	(34,743)	(57,307)	(46,064)
Net change in fair value of beneficial interests in non-consolidated securitizations	53	—	—
Other comprehensive loss, net of taxes	(37,206)	(56,199)	(38,590)
TOTAL COMPREHENSIVE INCOME	$210,084	$444,357	$440,614

 See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	As of February 28
(In thousands except share data)	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,826	$246,960
Restricted cash from collections on auto loans held for investment	592,033	559,118
Accounts receivable, net	204,453	188,733
Auto loans held for sale	100,491	—
Inventory	4,137,005	3,934,622
Other current assets	153,594	148,203
TOTAL CURRENT ASSETS	5,310,402	5,077,636
Auto loans held for investment, net of allowance for loan losses of $453,027 and $458,730 as of February 28, 2026 and February 28, 2025, respectively	15,952,291	17,242,789
Property and equipment, net	4,070,293	3,841,833
Deferred income taxes	78,479	140,332
Operating lease assets	459,514	493,355
Goodwill	—	141,258
Other assets	496,924	467,003
TOTAL ASSETS	$26,367,903	$27,404,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,117,976	$977,845
Accrued expenses and other current liabilities	475,495	529,926
Accrued income taxes	2,019	87,526
Current portion of operating lease liabilities	57,341	59,335
Current portion of long-term debt	217,323	16,821
Current portion of non-recourse notes payable	544,651	526,518
TOTAL CURRENT LIABILITIES	2,414,805	2,197,971
Long-term debt, excluding current portion	2,006,217	1,570,296
Non-recourse notes payable, excluding current portion	15,254,330	16,567,044
Operating lease liabilities, excluding current portion	464,696	481,963
Other liabilities	338,999	343,944
TOTAL LIABILITIES	20,479,047	21,161,218

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 141,799,070 and 153,319,678 shares issued and outstanding as of February 28, 2026 and February 28, 2025, respectively	70,900	76,660
Capital in excess of par value	1,810,223	1,891,012
Accumulated other comprehensive (loss) income	(34,126)	3,080
Retained earnings	4,041,859	4,272,236
TOTAL SHAREHOLDERS’ EQUITY	5,888,856	6,242,988
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,367,903	$27,404,206

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
\

	Years Ended February 28 or 29
(In thousands)	2026	2025	2024
OPERATING ACTIVITIES:
Net earnings	$247,290	$500,556	$479,204
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	345,962	294,801	260,414
Share-based compensation expense	99,018	134,709	119,720
Provision for loan losses	391,200	334,667	310,516
Provision for cancellation reserves	75,827	97,701	80,311
Deferred income tax provision (benefit)	73,800	(23,724)	(4,800)
Proceeds from sale of auto loans	908,927	—	—
Impairment of goodwill	141,258	—	—
Other	9,345	20,781	9,252

Net (increase) decrease in:
Accounts receivable, net	(15,720)	32,420	77,630
Auto loans held for sale	(100,491)	—	—
Inventory	(202,383)	(256,552)	48,072
Other current assets	(7,813)	109,162	39,939
Auto loans held for investment, net	(31,308)	(565,612)	(980,569)
Other assets	(31,958)	(19,230)	(13,902)
Net (decrease) increase in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(43,784)	71,714	118,511
Other liabilities	(75,323)	(106,954)	(85,681)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,783,847	624,439	458,617
INVESTING ACTIVITIES:
Capital expenditures	(540,989)	(467,939)	(465,307)
Proceeds from disposal of property and equipment	418	333	1,351
Purchases of investments	(10,007)	(10,738)	(6,193)
Sales and returns of investments	2,994	17,342	3,151
Principal payments received on beneficial interests	7,539	—	—
NET CASH USED IN INVESTING ACTIVITIES	(540,045)	(461,002)	(466,998)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	1,538,400	522,800	134,600
Payments on long-term debt	(913,804)	(836,622)	(246,067)
Cash paid for debt issuance costs	(24,227)	(21,253)	(21,633)
Payments on finance lease obligations	(15,044)	(16,536)	(16,674)
Issuances of non-recourse notes payable	13,060,375	12,968,491	12,380,050
Payments on non-recourse notes payable	(14,352,524)	(12,715,705)	(11,873,169)
Repurchase and retirement of common stock	(642,786)	(428,453)	(94,086)
Equity issuances	8,348	73,741	44,766
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,341,262)	(453,537)	307,787
(Decrease) increase in cash, cash equivalents, and restricted cash	(97,460)	(290,100)	299,406
Cash, cash equivalents, and restricted cash at beginning of year	960,310	1,250,410	951,004
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$862,850	$960,310	$1,250,410

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$122,826	$246,960	$574,142
Restricted cash from collections on auto loans held for investment	592,033	559,118	506,648
Restricted cash included in other assets	147,991	154,232	169,620
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$862,850	$960,310	$1,250,410

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	(Loss) Income	Total
Balance as of February 28, 2023	158,079	$79,040	$1,713,074	$3,723,094	$97,869	$5,613,077
Net earnings	—	—	—	479,204	—	479,204
Other comprehensive loss	—	—	—	—	(38,590)	(38,590)
Share-based compensation expense	—	—	70,956	—	—	70,956
Repurchases of common stock	(1,334)	(667)	(15,351)	(75,389)	—	(91,407)
Exercise of common stock options	752	376	44,390	—	—	44,766
Stock incentive plans, net shares issued	115	57	(4,323)	—	—	(4,266)
Balance as of February 29, 2024	157,612	$78,806	$1,808,746	$4,126,909	$59,279	$6,073,740
Net earnings	—	—	—	500,556	—	500,556
Other comprehensive loss	—	—	—	—	(56,199)	(56,199)
Share-based compensation expense	—	—	79,585	—	—	79,585
Repurchases of common stock	(5,506)	(2,753)	(68,629)	(355,229)	—	(426,611)
Exercise of common stock options	1,154	577	73,164	—	—	73,741
Stock incentive plans, net shares issued	60	30	(1,854)	—	—	(1,824)
Balance as of February 28, 2025	153,320	$76,660	$1,891,012	$4,272,236	$3,080	$6,242,988
Net earnings	—	—	—	247,290	—	247,290
Other comprehensive loss	—	—	—	—	(37,206)	(37,206)
Share-based compensation expense	—	—	68,652	—	—	68,652
Repurchases of common stock	(11,753)	(5,876)	(154,563)	(477,667)	—	(638,106)
Exercise of common stock options	132	66	8,282	—	—	8,348
Stock incentive plans, net shares issued	100	50	(3,160)	—	—	(3,110)
Balance as of February 28, 2026	141,799	$70,900	$1,810,223	$4,041,859	$(34,126)	$5,888,856

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
We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  Our omni-channel experience provides a common platform across all of CarMax that leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through a seamless combination of both. Our associates, stores, technology and digital capabilities seamlessly tied together enable us to provide the most customer-centric car buying and selling experience, a key differentiator in a large and fragmented market. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers and dealers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); advertising and subscription services; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through wholesale auctions.
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
(C)Cash and Cash Equivalents
Cash equivalents consisting of highly liquid investments with original maturities of three months or less were $8.1 million as of February 28, 2026 and $126.9 million as of February 28, 2025.
(D)Restricted Cash from Collections on Auto Loans Held for Investment
Cash equivalents, totaling $592.0 million as of February 28, 2026 and $559.1 million as of February 28, 2025, consisted of collections of principal, interest and fee payments on auto loans held for investment that are restricted for payment to holders of non-recourse notes payable pursuant to the applicable agreements.
(E)Accounts Receivable, Net
Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third-party finance providers and customers, and other miscellaneous receivables.  The allowance for doubtful accounts is estimated based on historical experience and trends.
(F)Inventory
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

(G)Financing and Securitization Transactions
We maintain a funding program composed of three warehouse facilities (“warehouse facilities”) that we use to fund auto loans originated by CAF. We typically elect to fund these loans through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement, at a later date.  We sell the auto loans to one of three wholly owned, bankruptcy-remote, special purpose entities that transfer an undivided percentage ownership interest in the loans, but not the loans themselves, to entities formed by third-party investors.  These entities issue asset-backed commercial paper or utilize other funding sources supported by the transferred loans, and the proceeds are used to finance the related loans.
We typically use term securitizations to provide long-term funding for most of the auto loans initially funded through the warehouse facilities.  In these transactions, a pool of auto loans is sold to a bankruptcy-remote, special purpose entity that, in turn, transfers the loans to a special purpose securitization trust.  The securitization trust issues asset-backed securities, secured or otherwise supported by the transferred loans, and the proceeds from the sale of the asset-backed securities are used to finance the securitized loans.
The securitization trusts established to fund auto loans originated by CAF are considered variable interest entities (“VIEs”).  In our capacity as servicer, we have the power to direct the activities of the trusts that most significantly impact the economic performance of the trusts.  In addition, we have the obligation to absorb losses (subject to limitations) and the rights to receive residual returns of many of the trusts, which could be significant.  Accordingly, we are the primary beneficiary of those trusts and are required to consolidate them.
We recognize transfers of auto loans into the warehouse facilities and asset-backed term funding transactions, including term securitizations for which we are the primary beneficiary (together, “non-recourse funding vehicles”), as secured borrowings, which result in recording the auto loans as auto loans held for investment and the related non-recourse notes payable on our consolidated balance sheets.
The receivables associated with these loans can only be used as collateral to settle obligations of the related non-recourse funding vehicles.  The non-recourse funding vehicles and investors have no recourse to our assets beyond the related loans, the amounts on deposit in reserve accounts and the restricted cash from collections on auto loans held for investment.  We have not provided financial or other support to the non-recourse funding vehicles that was not previously contractually required, and there are no additional arrangements, guarantees or other commitments that could require us to provide financial support to the non-recourse funding vehicles.
See Notes 4 and 12 for additional information on auto loans held for investment and non-recourse notes payable.
For certain term securitization transactions, our retained interests are such that we do not have exposure to losses or benefits that could be significant. Accordingly, we are not the primary beneficiary of these trusts and are not required to consolidate them. Our maximum exposure to loss related to unconsolidated VIEs is equivalent to the carrying value of our beneficial interests and represents the estimated loss we would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. We believe the possibility of this is remote. See Note 6 for additional information on beneficial interests on non-consolidated securitizations.
(H)Auto Loans Held for Investment, Net
Auto loans held for investment include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for loan losses. The allowance for loan losses represents the net credit losses expected over the remaining contractual life of our auto loans held for investment. See Note 4 for additional information on our significant accounting policies related to auto loans held for investment and the allowance for loan losses.
(I)Auto Loans Held for Sale
Auto loans held for sale include amounts due from customers related to retail vehicle sales financed through CAF where we have both the intent and ability to sell the loans in an off-balance sheet transaction. These loans are assessed on an aggregate basis to determine the lower of amortized cost or fair value. The fair value of auto loans held for sale is determined using a discounted cash flow model that utilizes assumptions based on historical transactions for characteristically similar loan pools. If the amortized cost exceeds the fair value, a valuation allowance is recorded. No valuation allowance was recorded as of February 28, 2026. See Note 6 for discussion of fair values of financial instruments.
(J)Property and Equipment
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
(K)Other Assets
Restricted Cash on Deposit in Reserve Accounts.  The restricted cash on deposit in reserve accounts is for the benefit of holders of non-recourse notes payable, and these funds are not expected to be available to the company or its creditors.  In the event that the cash generated by the related receivables in a given period was insufficient to pay the interest, principal and other required payments, the balances on deposit in the reserve accounts would be used to pay those amounts.  Restricted cash on deposit in reserve accounts is invested in money market securities or bank deposit accounts and was $93.1 million as of February 28, 2026 and $99.9 million as of February 28, 2025.
Other Investments.  Other investments includes restricted money market securities primarily held to satisfy certain insurance program requirements, investments held in a rabbi trust established to fund informally our executive deferred compensation plan and investments in equity securities.  Money market securities and mutual funds are reported at fair value, and investments in equity securities are reported at cost less any impairment and adjusted for any observable changes in price. Gains and losses on these securities are reflected as a component of other income. Other investments totaled $137.0 million as of February 28, 2026 and $131.0 million as of February 28, 2025.
Beneficial Interests in Non-Consolidated Securitizations. Beneficial interests in non-consolidated securitizations represent our 5% retained interest in the rated notes and residual certificate from securitization transactions where we are not the primary beneficiary. Beneficial interests in non-consolidated securitizations are recorded at fair value. See Note 6 for additional information on fair values of beneficial interests.
(L)Financing Obligations
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
(M)Accrued Expenses
As of February 28, 2026 and February 28, 2025, accrued expenses and other current liabilities included accrued compensation and benefits of $203.3 million and $257.3 million, respectively; loss reserves for general liability and workers’ compensation insurance of $60.0 million and $55.4 million, respectively; our vehicle return reserves of $41.2 million and $36.5 million, respectively; and the current portion of cancellation reserves. See Note 9 for additional information on cancellation reserves.
(N)Defined Benefit Plan Obligations
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
(O)Insurance Liabilities
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
(P)Revenue Recognition
Our revenue consists primarily of used and wholesale vehicle sales, as well as sales from EPP products, advertising and subscription revenues earned by our Edmunds business and vehicle repair service revenues. See Note 2 for additional information on our significant accounting policies related to revenue recognition.
(Q)Cost of Sales
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
(R)Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include compensation and benefits, other than payroll related to reconditioning and vehicle repair services; rent and other occupancy costs; advertising; and other, including IT expenses, non-CAF bad debt, insurance, preopening and relocation costs, travel, charitable contributions, and other administrative expenses.
(S)Advertising Expenses
Advertising costs are expensed as incurred and substantially all are included in SG&A expenses.  Total advertising expenses were $284.3 million in fiscal 2026, $261.9 million in fiscal 2025 and $265.6 million in fiscal 2024.
(T) Location Opening Expenses
Costs related to location openings, including preopening costs, are expensed as incurred and are included in SG&A expenses.
(U)Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees and non-employee directors.  We measure share-based compensation cost at the grant date, based on the estimated fair value of the award, and we recognize the cost on a straight-line basis, net of estimated forfeitures, over the grantee’s requisite service period, which is generally the vesting period of the award.  We estimate the fair value of stock options using a binomial valuation model.  Key assumptions used in estimating the fair value of options are dividend yield, expected volatility, risk-free interest rate and expected term.  The fair values of restricted stock, stock-settled performance stock units, stock-settled restricted stock units and stock-settled deferred stock units are based on the closing prices on the date of the grant.  The fair value of stock-settled market stock units is determined using a Monte-Carlo simulation based on the expected market price of our common stock on the vesting date and the expected number of converted common shares.  Cash-settled restricted stock units are liability awards with fair value measurement based on the closing price of CarMax common stock as of the end of each reporting period.  Share-based compensation expense is recorded in either cost of sales, CAF income or SG&A expenses based on the recipients’ respective function.
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
(V)Derivative Instruments and Hedging Activities
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
(W)Income Taxes
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
(Y)Recent Accounting Pronouncements
Adopted in the Current Period
In December 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2023-09) related to income tax disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024. We adopted this pronouncement retrospectively in the fourth quarter of fiscal 2026, and it did not have a material effect on our consolidated financial statements.
Effective in Future Periods
In July 2025, the FASB issued an accounting pronouncement (ASU 2025-05) related to credit losses for accounts receivable and contract assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2026, and we do not expect it to have a material effect on our consolidated financial statements.
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
In September 2025, the FASB issued an accounting pronouncement (ASU 2025-07) related to derivative scope refinements and a scope clarification for share-based noncash consideration from a customer in a revenue contract. The amendments in this update exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract, with limited exceptions. The amendments in this update also clarify that an entity should apply the noncash consideration guidance in ASC 606 to a contract with share-based noncash consideration from a customer for the transfer of goods or services. These updates are effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, although early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2027, and we do not expect it to have a material effect on our consolidated financial statements.
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
Disaggregation of Revenue

	Years Ended February 28 or 29
(In millions)	2026	2025	2024
Used vehicle sales	$20,702.4	$21,079.7	$20,922.3
Wholesale vehicle sales	4,504.6	4,587.5	4,975.8
Other sales and revenues:
Extended protection plan revenues	448.7	451.7	401.8
Third-party finance fees, net	(8.7)	(1.5)	(5.8)
Advertising & subscription revenues (1)	144.5	139.3	135.8
Service revenues	76.6	83.4	85.1
Other	13.1	13.4	21.1
Total other sales and revenues	674.2	686.3	638.0
Total net sales and operating revenues	$25,881.1	$26,353.4	$26,536.0

(1)    Excludes intercompany sales and operating revenues that have been eliminated in consolidation.

Used Vehicle Sales. Revenue from the sale of used vehicles is recognized upon transfer of control of the vehicle to the customer. As part of our customer service strategy, we guarantee the retail vehicles we sell with a 10-day money-back guarantee.  We record a reserve for estimated returns based on historical experience and trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with a return asset recorded in other current assets and a refund liability recorded in accrued expenses and other current liabilities. We also guarantee the used vehicles we sell with a 30-day limited warranty. These warranties are deemed assurance-type warranties and are accounted for as warranty obligations. See Note 18 for additional information on this warranty and its related obligation.
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
We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of February 28, 2026 and February 28, 2025, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.
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

We typically use securitizations or other funding arrangements to fund loans originated by CAF, as discussed in Note 1(G).  On September 24, 2025, we executed a non-prime securitization transaction. The structure of the transaction resulted in the sale of approximately $930 million of auto loans, inclusive of accrued interest, in exchange for consideration in the form of cash and beneficial interests. The beneficial interests represent the 5% interest in the rated notes and residual certificate that we retained as the sponsor of the transaction. We recognized a gain on sale of $26.9 million from the transaction, net of transaction expenses. As we were not the primary beneficiary of this securitization trust, it is not consolidated and the sold auto loans are no longer recognized on our consolidated balance sheets. As servicer, CAF continues to be responsible for managing collections and performing other servicing activities for the sold auto loans and earns servicing income as compensation for these activities.
CAF income primarily reflects the interest and fee income generated by auto loans held for investment and auto loans held for sale less the interest expense associated with the debt issued to fund these loans, a provision for estimated loan losses on auto loans held for investment, direct CAF expenses and income related to the sale of auto loans. CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.  In addition, except for auto loans held for investment, which are disclosed in Note 4, and auto loans held for sale, CAF assets are not separately reported nor do we allocate assets to CAF because such allocation would not be useful to management in making operating decisions.
Components of CAF Income

	Years Ended February 28 or 29
(In millions)	2026	2025	2024
Interest margin:
Interest and fee income	$1,864.2	$1,853.9	$1,677.4
Interest expense	(769.2)	(763.2)	(638.7)
Total interest margin	1,095.0	1,090.7	1,038.7
Provision for loan losses	(391.2)	(334.7)	(310.5)
Total interest margin after provision for loan losses	703.8	756.0	728.2
Servicing income	9.7	—	—
Direct expenses:
Payroll and fringe benefit expense	(80.4)	(75.9)	(66.5)
Depreciation and amortization	(17.6)	(17.1)	(16.5)
Other direct expenses	(79.9)	(81.3)	(76.9)
Total direct expenses	(177.9)	(174.3)	(159.9)
Gain on sale of auto loans	26.9	—	—
Fair value adjustments on beneficial interests	0.2	—	—
CarMax Auto Finance income	$562.7	$581.7	$568.3
4. AUTO LOANS HELD FOR INVESTMENT
Auto loans held for investment include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans held for investment originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement. We recognize transfers of auto loans held for investment into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans held for investment and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans held for investment serve as collateral for the related non-recourse notes payable of $15.83 billion as of February 28, 2026, and $17.12 billion as of February 28, 2025. See Notes 1(G) and 12 for additional information on securitizations and non-recourse notes payable.
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
Auto Loans Held for Investment, Net

	As of February 28
(In millions)	2026	2025
Auto loans held for investment	$16,271.9	$17,594.6
Accrued interest and fees	92.9	96.1
Other	40.5	10.8
Less: allowance for loan losses	(453.0)	(458.7)
Auto loans held for investment, net	$15,952.3	$17,242.8

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
Auto Loans Held for Investment by Major Credit Grade

	As of February 28, 2026
	Fiscal Year of Origination (1)
(In millions)	2026	2025	2024	2023	2022	Prior to 2022	Total	% (2)
Tier 1:
A	$3,871.5	$2,738.1	$1,578.8	$887.9	$352.4	$45.2	$9,473.9	58.2
B	1,643.7	1,233.9	1,075.2	687.0	352.0	65.0	5,056.8	31.1
C and other	426.9	244.2	178.3	188.0	115.4	38.0	1,190.8	7.3
Total Tier 1	5,942.1	4,216.2	2,832.3	1,762.9	819.8	148.2	15,721.5	96.6
Tier 2 and Tier 3:
C and other	183.7	172.0	108.1	61.3	22.2	3.1	550.4	3.4
Total auto loans held for investment	$6,125.8	$4,388.2	$2,940.4	$1,824.2	$842.0	$151.3	$16,271.9	100.0

Gross charge-offs	$42.9	$153.7	$183.5	$152.5	$78.3	$25.2	$636.1

	As of February 28, 2025
	Fiscal Year of Origination (1)
(In millions)	2025	2024	2023	2022	2021	Prior to 2021	Total	% (2)
Tier 1:
A	$4,132.0	$2,607.9	$1,673.9	$894.1	$243.9	$48.9	$9,600.7	54.5
B	2,041.1	1,664.0	1,163.0	746.4	244.9	69.7	5,929.1	33.7
C and other	422.1	277.0	324.5	242.5	99.4	35.0	1,400.5	8.0
Total Tier 1	6,595.2	4,548.9	3,161.4	1,883.0	588.2	153.6	16,930.3	96.2
Tier 2 and Tier 3:
C and other	311.9	177.1	116.9	46.3	5.4	6.7	664.3	3.8
Total auto loans held for investment	$6,907.1	$4,726.0	$3,278.3	$1,929.3	$593.6	$160.3	$17,594.6	100.0

Gross charge-offs	$44.7	$193.2	$196.2	$107.2	$30.3	$17.6	$589.2

(1)Classified based on credit grade assigned when customers were initially approved for financing.
(2)Percent of total auto loans held for investment.

Allowance for Loan Losses. The allowance for loan losses at February 28, 2026 represents the net credit losses expected over the remaining contractual life of our auto loans held for investment. The allowance for loan losses is determined using a net loss timing curve method (“method”), primarily based on the composition of the portfolio of auto loans held for investment and historical gross loss and recovery trends. Due to the fact that losses for loans with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the loans to-date, along with forward loss curves, in estimating future performance. Once the loans have 18 months of performance history, the net loss estimate reflects actual loss experience of those loans to-date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a loan’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the auto loans held for investment at inception of the loan.
The output of the method is adjusted to take into account reasonable and supportable forecasts about the future. Specifically, the change in U.S. unemployment rates and the Black Book wholesale used vehicle retention index are used to predict changes in gross loss and recovery rates, respectively. An economic adjustment factor, based upon a single macroeconomic scenario, is developed to capture the relationship between changes in these forecasts and changes in gross loss and recovery rates. This factor is applied to the output of the method for the reasonable and supportable forecast period of two years. After the end of this two-year period, we revert to historical experience on a straight-line basis over a period of 12 months. We periodically consider whether the use of alternative metrics would result in improved model performance and revise the models when appropriate. We also consider whether qualitative adjustments are necessary for factors that are not reflected in the quantitative methods but impact the measurement of estimated credit losses. Such adjustments include the uncertainty of the impacts of recent economic trends on customer behavior. The change in the allowance for loan losses is recognized through an adjustment to the provision for loan losses.
Allowance for Loan Losses

	As of February 28, 2026
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of year	$378.1	$80.6	$458.7	2.61
Transfer of auto loans to held for sale (2) (5)	(30.3)	(11.9)	(42.2)
Charge-offs	(540.8)	(95.3)	(636.1)
Recoveries (3)	208.2	31.0	239.2
Provision for loan losses (4) (5)	362.5	70.9	433.4
Balance as of end of year	$377.7	$75.3	$453.0	2.78

	As of February 28, 2025
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of year	$389.7	$93.1	$482.8	2.78
Charge-offs	(494.7)	(94.5)	(589.2)
Recoveries (3)	201.5	28.9	230.4
Provision for loan losses	281.6	53.1	334.7
Balance as of end of year	$378.1	$80.6	$458.7	2.61

(1)Percent of total auto loans held for investment.
(2)    Represents release of allowance previously recognized on auto loans held for sale and subsequently sold during fiscal 2026.
(3)    Net of costs incurred to recover vehicle.
(4)    Represents the provision for loan losses on auto loans held for investment.
(5)    Combined total amount of $391.2 million represents the net provision for loan losses recognized as part of CAF income.
During fiscal 2026, the allowance for loan losses as a percent of total auto loans held for investment increased by 17 basis points. The increase was primarily driven by unfavorable loan loss performance, particularly within loans originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged by the inflationary environment. This impact was partially offset by the release of the allowance previously recognized on auto loans held for sale. The allowance for loan losses as of February 28, 2026 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.
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
Past Due Loans

	As of February 28, 2026
	Tier 1				Tier 2 & Tier 3	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,414.1	$4,614.4	$976.9	$15,005.4	$435.7	$15,441.1	94.89
Delinquent loans:
31-60 days past due	38.3	264.8	116.2	419.3	62.5	481.8	2.96
61-90 days past due	15.5	142.1	81.2	238.8	43.9	282.7	1.74
Greater than 90 days past due	6.0	35.5	16.5	58.0	8.3	66.3	0.41
Total past due	59.8	442.4	213.9	716.1	114.7	830.8	5.11
Total auto loans held for investment	$9,473.9	$5,056.8	$1,190.8	$15,721.5	$550.4	$16,271.9	100.00

	As of February 28, 2025
	Tier 1				Tier 2 & Tier 3	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,543.3	$5,491.5	$1,164.7	$16,199.5	$541.2	$16,740.7	95.15
Delinquent loans:
31-60 days past due	36.7	276.0	139.3	452.0	71.9	523.9	2.98
61-90 days past due	14.8	127.3	79.6	221.7	41.2	262.9	1.49
Greater than 90 days past due	5.9	34.3	16.9	57.1	10.0	67.1	0.38
Total past due	57.4	437.6	235.8	730.8	123.1	853.9	4.85
Total auto loans held for investment	$9,600.7	$5,929.1	$1,400.5	$16,930.3	$664.3	$17,594.6	100.00

(1)Percent of total auto loans held for investment.

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
For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive (loss) income (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $11.8 million will be reclassified from AOCL as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the years ended February 28, 2026, February 28, 2025 and February 29, 2024, we recognized expense of $1.6 million, $11.5 million and $20.8 million, respectively, in CAF income representing these changes in fair value.
As of both February 28, 2026 and February 28, 2025, we had interest rate swaps outstanding with a combined notional amount of $3.76 billion that were designated as cash flow hedges of interest rate risk. As of February 28, 2026, we had no interest rate swaps outstanding that were not designated as cash flow hedges for accounting purposes. As of February 28, 2025, we had interest rate swaps with a combined notional amount of $181.0 million outstanding that were not designated as cash flow hedges for accounting purposes.
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
Beneficial Interests in Non-Consolidated Securitizations. The fair values of our beneficial interests in non-consolidated securitizations are included in other assets. As discussed in Note 1(K), the beneficial interests in non-consolidated securitizations represent our retained interest in the rated notes and residual certificate from securitization transactions for which we are not the primary beneficiary and therefore not required to consolidate.
Our beneficial interests in non-consolidated securitizations are measured at fair value on a recurring basis. Changes in fair value for the rated notes that are deemed to be high credit quality are recognized in AOCL. For the remaining rated notes and residual certificate we have elected the fair value option, which allows us to recognize changes of these assets in the period fair value changes. These changes in fair value are recognized in CAF income.
The fair values of our beneficial interests for all rated notes are classified as Level 2 and are based on non-binding bank quotes. The non-binding bank quotes are based on recent market transactions and current business conditions. The fair value of our beneficial interest for the residual certificate is classified as Level 3 due to the lack of observable market data. The fair value is determined using a discounted cash flow model. As of February 28, 2026, the discount rate used was approximately 18%. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement.
There were no transfers in or out of Level 3 during the years ended February 28, 2026 and 2025.

The following table presents additional information about Level 3 beneficial interests in non-consolidated securitizations measured at fair value on a recurring basis:

Year Ended
(In thousands)	February 28, 2026
Balance as of beginning of year	$—
Received in securitization transaction	3,536
Interest income	340
Change in fair value	74
Balance as of end of year	$3,950
Items Measured at Fair Value on a Recurring Basis

	As of February 28, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market securities	$751,211	$—	$—	$751,211
Mutual fund investments	33,651	—	—	33,651
Derivative instruments designated as hedges	—	416	—	416
Beneficial interests in non-consolidated securitizations	—	37,670	3,950	41,620
Total assets at fair value	$784,862	$38,086	$3,950	$826,898

Percent of total assets at fair value	94.9%	4.6%	0.5%	100.0%
Percent of total assets	3.0%	0.1%	—%	3.1%

Liabilities:
Derivative instruments designated as hedges	$—	$(9,771)	$—	$(9,771)
Total liabilities at fair value	$—	$(9,771)	$—	$(9,771)

Percent of total liabilities	—%	—%	—%	—%

	As of February 28, 2025
(In thousands)	Level 1	Level 2	Total
Assets:
Money market securities	$842,691	$—	$842,691
Mutual fund investments	27,495	—	27,495
Derivative instruments designated as hedges	—	10,813	10,813
Derivative instruments not designated as hedges	—	1,576	1,576
Total assets at fair value	$870,186	$12,389	$882,575

Percent of total assets at fair value	98.6%	1.4%	100.0%
Percent of total assets	3.2%	—%	3.2%

Liabilities:
Derivative instruments designated as hedges	$—	$(8,728)	$(8,728)
Total liabilities at fair value	$—	$(8,728)	$(8,728)

Percent of total liabilities	—%	—%	—%

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
The fair value of our auto loans held for sale, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs from the company’s recent term securitization transactions and other available market data. The carrying value and fair value of the auto loans held for sale as of February 28, 2026 and February 28, 2025, respectively, are as follows:

(In thousands)	As of February 28, 2026	As of February 28, 2025
Carrying value	$100,491	$—
Fair value	$103,836	$—
The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of February 28, 2026 and February 28, 2025, respectively, are as follows:

(In thousands)	As of February 28, 2026	As of February 28, 2025
Carrying value	$400,000	$400,000
Fair value	$397,759	$390,201

7. PROPERTY AND EQUIPMENT

	As of February 28
(In thousands)	2026	2025
Land	$1,127,164	$1,020,677
Land held for development (1)	164,719	179,810
Buildings	2,929,613	2,681,927
Leasehold improvements	375,795	366,842
Furniture, fixtures and equipment	643,654	607,666
Construction in progress	260,010	300,136
Software	567,016	471,175
Finance leases	219,807	228,163
Total property and equipment	6,287,778	5,856,396
Less: accumulated depreciation and amortization	(2,217,485)	(2,014,563)
Property and equipment, net	$4,070,293	$3,841,833

 (1)    Land held for development represents land owned for potential location growth.

Depreciation expense was $318.3 million in fiscal 2026, $287.8 million in fiscal 2025 and $261.4 million in fiscal 2024.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
We test goodwill for impairment annually as of December 1, or whenever events and circumstances indicate that the carrying value of a reporting unit may be higher than its fair value. Goodwill is tested for impairment at the reporting unit level, which are determined in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other. Subsequent to the operating segment change made during the first quarter of fiscal 2025, the goodwill acquired as part of the Edmunds acquisition of $141.3 million was allocated solely to our CarMax Sales Operations reporting unit.

The quantitative goodwill impairment test requires determination of whether the fair value of a reporting unit is less than its carrying value. The fair value of our reporting units is estimated using a combination of an income approach, which uses discounted cash flow (“DCF”) analysis, and a market approach, which relies on valuation multiples derived from operating values and financial and/or operating measures for publicly traded comparable companies. The fair value is intended to represent our estimate of the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment charge is recognized.
The DCF analysis requires the use of estimates and assumptions including, but not limited to, revenue growth rates, margin rates, capital expenditures, and weighted-average costs of capital. In connection with the quantitative goodwill impairment test, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization, including consideration of a reasonable control premium that represents the estimated amount a market participant would pay to obtain a controlling interest in our equity securities. Our cash flow projections are based on our recent financial performance, expectations of future performance, knowledge of the automotive industry, and other assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
As a result of our annual impairment test, we recorded a non-cash goodwill impairment charge of $141.3 million during the fourth quarter of fiscal 2026, all of which related to our CarMax Sales Operations reporting unit. This non-cash charge is reflected as goodwill impairment in the accompanying consolidated statements of earnings. The impairment was driven by a combination of a significant decline in market capitalization resulting from the decrease in our share price, pressured financial performance during fiscal 2026 and downward revisions to our forecasted financial outlook relative to the prior year’s outlook. The decline in market capitalization accelerated late in the third quarter of fiscal 2026 and carried forward into the fourth quarter, creating significant pressure on the results of our market capitalization reconciliation procedures described above.
Intangibles

	As of February 28, 2026
	Gross Carrying	Accumulated	Net
(In thousands)	Amount	Amortization	Amount
Intangible assets not subject to amortization:
Trade name	$31,900	$—	$31,900

Intangible assets subject to amortization:
Internally developed software	52,900	(35,896)	17,004
Customer relationships	133,200	(37,218)	95,982
Total intangible assets	$218,000	$(73,114)	$144,886

	As of February 28, 2025
	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount
Intangible assets not subject to amortization:
Trade name	$31,900	$—	$31,900

Intangible assets subject to amortization:
Internally developed software	52,900	(28,339)	24,561
Customer relationships	133,200	(29,382)	103,818
Total intangible assets	$218,000	$(57,721)	$160,279

The intangible assets above relate to Edmunds.
Amortization expense of intangible assets was $15.4 million in fiscal 2026, fiscal 2025 and fiscal 2024.
We estimate that amortization expense related to intangible assets will be $15.4 million in each of the next two fiscal years, $9.7 million in fiscal 2029 and $7.8 million in fiscal 2030 and fiscal 2031.

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
Cancellation Reserves

	As of February 28
(In millions)	2026	2025
Balance as of beginning of year	$133.9	$128.3
Cancellations	(78.6)	(92.1)
Provision for future cancellations	75.8	97.7
Balance as of end of year	$131.1	$133.9

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of February 28, 2026 and February 28, 2025, the current portion of cancellation reserves was $70.2 million and $69.8 million, respectively.
10. INCOME TAXES
Income Tax Provision

	Years Ended February 28 or 29
	2026			2025			2024
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$39,579	$71,014	$110,593	$156,819	$(22,253)	$134,566	$140,480	$(6,542)	$133,938
State	22,764	2,786	25,550	35,709	(1,471)	34,238	26,711	1,742	28,453
Total	$62,343	$73,800	$136,143	$192,528	$(23,724)	$168,804	$167,191	$(4,800)	$162,391

Income Tax Provision and Effective Tax Rate Reconciliation

	Years Ended February 28 or 29
	2026		2025		2024
(In thousands)	$	%	$	%	$	%
Federal tax at statutory rate	80,521	21.0	140,566	21.0	134,735	21.0
Domestic federal:
Effect of changes in tax laws or rates enacted in the current period	3,273	0.9	—	—	—	—
Tax credits:
Research and development credit	(4,158)	(1.1)	(5,426)	(0.8)	(4,179)	(0.6)
Purchased tax credits	(4,468)	(1.2)	(5,777)	(0.9)	—	—
Other credits	(115)	—	(63)	—	(375)	(0.1)
Changes in valuation allowances	(10)	—	55	—	(117)	—
Nontaxable or nondeductible items:
Executive compensation	6,055	1.6	7,238	1.1	5,786	0.9
Goodwill impairment	29,564	7.7	—	—	—	—
Other nontaxable or nondeductible items	3,242	0.8	2,840	0.4	2,873	0.4
Other (1)	2,384	0.6	3,449	0.5	1,367	0.2
Domestic state and local income taxes, net of federal effect (2)	20,713	5.4	26,841	4.0	23,495	3.7
Changes in prior year unrecognized tax benefits	(858)	(0.2)	(919)	(0.1)	(1,194)	(0.2)
Income tax provision and effective tax rate	136,143	35.5	168,804	25.2	162,391	25.3
(1)Includes the federal tax impact of share-based compensation.
(2)For fiscal 2026, state and local taxes in California, North Carolina and Illinois made up the majority of the tax effect in this category. For fiscal 2025, state and local taxes in California, Illinois, Florida and North Carolina made up the majority of the tax effect in this category. For fiscal 2024, state and local taxes in California, Illinois and Texas made up the majority of the tax effect in this category.
Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of February 28
(In thousands)	2026	2025
Deferred tax assets:
Accrued expenses and other	$85,878	$98,861
Allowance for loan losses	110,197	111,385
Net operating loss carryforwards and other tax attributes	22,299	24,462
Operating lease liabilities	131,003	136,190
Share-based compensation	55,798	51,284
Capital loss carryforward	752	766
Total deferred tax assets	405,927	422,948
Less: valuation allowance	(752)	(766)
Total deferred tax assets after valuation allowance	405,175	422,182
Deferred tax liabilities:
Intangibles	35,375	39,317
Prepaid expenses	11,142	11,810
Property and equipment	148,019	82,285
Operating lease assets	115,479	123,520
Inventory	15,236	11,924
Derivatives	1,445	12,994
Total deferred tax liabilities	326,696	281,850
Net deferred tax asset	$78,479	$140,332

As of the fiscal year ended February 28, 2026, CarMax’s net operating loss carryforwards and other tax attributes include a deferred tax asset of $5.4 million related to U.S. federal tax credit carryforwards, which expire between 2026 and 2042; a deferred tax asset of $2.1 million related to state net operating loss carryforwards, which expire between 2026 and 2039; and a deferred tax asset of $13.2 million related to state tax credit carryforwards that have no expiration.
Except for amounts for which a valuation allowance has been provided, we believe it is more likely than not that the results of future operations and the reversals of existing deferred taxable temporary differences will generate sufficient taxable income to realize the deferred tax assets.  The valuation allowance as of February 28, 2026 relates to capital loss carryforwards that are not more likely than not to be utilized prior to their expiration.
Reconciliation of Unrecognized Tax Benefits

	Years Ended February 28 or 29
(In thousands)	2026	2025	2024
Balance at beginning of year	$18,035	$28,817	$27,092
Increases for tax positions of prior years	2,667	138	397
Decreases for tax positions of prior years	(1,276)	—	(172)
Increases based on tax positions related to the current year	2,723	4,669	3,627
Settlements	(951)	(142)	(386)
Lapse of statute	(2,352)	(15,447)	(1,741)
Balance at end of year	$18,846	$18,035	$28,817

As of February 28, 2026, we had $18.8 million of gross unrecognized tax benefits, $12.3 million of which, if recognized, would affect our effective tax rate. As of February 28, 2025, we had $18.0 million of gross unrecognized tax benefits, $14.9 million of which, if recognized, would affect our effective tax rate.  As of February 29, 2024, we had $28.8 million of gross unrecognized tax benefits, $12.1 million of which, if recognized, would affect our effective tax rate.
On July 4, 2025, federal legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes provisions that make 100% bonus depreciation permanent, allows for the expensing of domestic research costs and modifies the business interest expense and charitable contribution expense limitation calculations. These changes were incorporated into our income tax provision for the fiscal year ended February 28, 2026, resulting in an increase in our deferred tax expense, offset by a corresponding decrease in our current tax expense. The OBBBA did not have a material impact on our fiscal 2026 effective tax rate.
Our continuing practice is to recognize interest and penalties related to income tax matters in SG&A expenses.  Our accrual for interest and penalties was $6.0 million, $3.8 million and $5.3 million as of February 28, 2026, February 28, 2025 and February 29, 2024, respectively.
CarMax is subject to U.S. federal income tax as well as income tax of multiple states and local jurisdictions.  With a few insignificant exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to fiscal 2023.
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
We are currently in the process of terminating our pension plan. On September 30, 2025, our Board of Directors approved the termination, effective December 31, 2025. Termination activities are expected to continue through the end of fiscal 2027.

Benefit Plan Information

	As of February 28
	Pension Plan		Restoration Plan		Total
(In thousands)	2026	2025	2026	2025	2026	2025
Plan assets	$209,763	$206,384	$—	$—	$209,763	$206,384
Projected benefit obligation	209,823	206,860	8,421	8,565	218,244	215,425
Funded status recognized	$(60)	$(476)	$(8,421)	$(8,565)	$(8,481)	$(9,041)

Amounts recognized in the consolidated balance sheets:
Current liability	$—	$—	$(656)	$(655)	$(656)	$(655)
Noncurrent liability	(60)	(476)	(7,765)	(7,910)	(7,825)	(8,386)
Net amount recognized	$(60)	$(476)	$(8,421)	$(8,565)	$(8,481)	$(9,041)

	Pension Plan			Restoration Plan			Total
(In thousands)	2026	2025	2024	2026	2025	2024	2026	2025	2024
Total net pension (benefit) expense	$(3,658)	$(3,496)	$(3,842)	$447	$445	$452	$(3,211)	$(3,051)	$(3,390)
Total net actuarial loss (gain) (1)	$3,640	$(1,099)	$(9,114)	$54	$88	$(175)	$3,694	$(1,011)	$(9,289)

(1)    Changes recognized in AOCL.

The projected benefit obligation (“PBO”) will change primarily due to interest cost and total net actuarial loss (gain), and plan assets will change primarily as a result of the actual return on plan assets. Benefit payments, which reduce the PBO and plan assets, were not material in fiscal 2026 or 2025. There were no employer contributions in fiscal 2026 and $0.3 million in contributions in fiscal 2025. The net actuarial loss (gain) in a fiscal year is recognized in AOCL and may later be recognized as a component of future net pension (benefit) expense. In fiscal 2027, we anticipate that $0.7 million in estimated actuarial losses of the pension plan will be amortized from AOCL.  Estimated actuarial losses to be amortized from AOCL for the restoration plan are not expected to be significant.
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
Funding Policy.  For the pension plan, we contribute amounts sufficient to meet minimum funding requirements as set forth in the employee benefit and tax laws, plus any additional amounts as we may determine to be appropriate. We expect to make $2.8 million in contributions to the pension plan in fiscal 2027. We expect the pension plan to make benefit payments of approximately $8.9 million for each of the next three fiscal years and approximately $10.3 million for each of the subsequent two fiscal years; however, these amounts will be impacted if the plan is terminated, as noted above. For the non-funded restoration plan, we contribute an amount equal to the benefit payments, which we expect to be approximately $0.7 million for each of the next five fiscal years.
Assumptions Used to Determine Benefit Obligations

	As of February 28
	Pension Plan		Restoration Plan
	2026	2025	2026	2025
Discount rate	5.50%	5.45%	5.50%	5.45%

Assumptions Used to Determine Net Pension (Benefit) Expense

	As of February 28 or 29
	Pension Plan			Restoration Plan
	2026	2025	2024	2026	2025	2024
Discount rate	5.45%	5.35%	5.20%	5.45%	5.35%	5.20%
Expected rate of return on plan assets	7.00%	7.00%	7.25%	—%	—%	—%

Assumptions.  Underlying both the calculation of the PBO and the net pension (benefit) expense are actuarial calculations of each plan’s liability. These calculations use participant-specific information such as salary, age and years of service, as well as certain assumptions, the most significant being the discount rate, rate of return on plan assets and mortality rate. We evaluate these assumptions at least once a year and make changes as necessary.
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
Fair Value of Plan Assets

	As of February 28
(In thousands)	2026	2025
Mutual funds (Level 1):
Equity securities – international	$—	$7,020
Collective funds (NAV):
Short-term investments	87,675	2,026
Equity securities	—	33,229
Fixed income securities	122,088	164,109
Total	$209,763	$206,384

Plan Assets.  Our pension plan assets are held in trust and a fiduciary committee sets the investment policies and strategies.  Long-term strategic investment objectives include achieving reasonable returns while prudently balancing risk and return, and controlling costs.  We currently target allocating 100% to fixed income securities. In fiscal 2025, we targeted allocating 20% of the plan assets to equity and equity-related instruments and 80% to fixed income securities. In fiscal 2024, we targeted allocating 40% of the plan assets to equity and equity-related instruments and 60% to fixed income securities. The fixed income securities are currently composed of collective funds that include investments in debt securities, corporate bonds, mortgage-backed securities and other debt obligations primarily in the United States. We do not expect any plan assets to be returned to us during fiscal 2027.
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
(B)Retirement Savings 401(k) Plan
We sponsor a 401(k) plan for all associates meeting certain eligibility criteria.  The plan contains a company matching contribution as well as an additional discretionary company-funded contribution to those associates meeting certain age and service requirements.  The total cost for company contributions was $72.7 million in fiscal 2026, $72.8 million in fiscal 2025 and $68.1 million in fiscal 2024.
(C)Retirement Restoration Plan
We sponsor a non-qualified retirement plan for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Retirement Savings 401(k) Plan.  Under this plan, these associates may continue to defer portions of their compensation for retirement savings.  We match the associates’ contributions at the same rate provided under the 401(k) plan, and also may provide an annual discretionary company-funded contribution under the same terms of the 401(k) plan.  This plan is unfunded with lump sum payments to be made upon the associate’s retirement.  The total cost for this plan was not significant in fiscal 2026, fiscal 2025 and fiscal 2024.
(D)Executive Deferred Compensation Plan
We sponsor an unfunded nonqualified deferred compensation plan to permit certain eligible associates to defer receipt of a portion of their compensation to a future date.  This plan also includes a restorative company contribution designed to compensate the plan participants for any loss of company contributions under the Retirement Savings 401(k) Plan and the Retirement Restoration Plan due to a reduction in their eligible compensation resulting from deferrals into the Executive Deferred Compensation Plan.  The total cost for this plan was not significant in fiscal 2026, fiscal 2025 and fiscal 2024.
12. DEBT

(In thousands)		As of February 28
Debt Description (1)	Maturity Date	2026	2025
Revolving credit facility (2)	June 2028	$840,800	$—
Term loan (2)	November 2030	499,271	699,773
4.17% Senior notes	April 2026	200,000	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	483,633	487,676
Non-recourse notes payable	Various dates through February 2033	15,827,609	17,119,758
Total debt		18,051,313	18,707,207
Less: current portion		(761,974)	(543,339)
Less: unamortized debt issuance costs		(28,792)	(26,528)
Long-term debt, net		$17,260,547	$18,137,340

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds.  Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt.  As of February 28, 2026, the unused capacity of $1.16 billion was fully available to us.
The weighted average interest rate for the credit facility was 5.09% in fiscal 2026, 5.72% in fiscal 2025 and 3.99% in fiscal 2024.
Term Loans.  In November 2025, we amended our $700 million term loan to extend the maturity date to November 2030. In addition, we paid $200 million of the outstanding principal balance, reducing the loan to $500 million. The amendment did not modify existing covenants or other material terms. Borrowings under the $500 million term loan are available for working capital and general corporate purposes. The interest rate on our term loans was 4.57%, 5.33% and 6.31% as of February 28, 2026, February 28, 2025 and February 29, 2024, respectively. The $500 million term loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
Senior Notes.  Borrowings under our unsecured senior notes totaling $400 million are available for working capital and general corporate purposes. The 4.17% senior notes mature in April 2026 and were therefore classified as current as of February 28, 2026. The 4.27% senior notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.

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
Future maturities of financing obligations were as follows:

(In thousands)	As of February 28, 2026
Fiscal 2027	$56,727
Fiscal 2028	57,427
Fiscal 2029	59,290
Fiscal 2030	52,659
Fiscal 2031	52,323
Thereafter	643,038
Total payments	921,464
Less: interest	(437,831)
Present value of financing obligations	$483,633

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
Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through February 2033, but may mature earlier, depending upon the repayment rate of the underlying auto loans.
Information on our funding vehicles of non-recourse notes payable as of February 28, 2026 are as follows:

(In billions)	Capacity
Warehouse facilities:
March 2026 expiration	$3.10
May 2026 expiration	0.70
September 2026 expiration	2.55
Combined warehouse facility limit	$6.35
Unused capacity	$4.02

Non-recourse notes payable outstanding:
Warehouse facilities	$2.33
Asset-backed term funding transactions	13.50
Non-recourse notes payable	$15.83

We generally enter into warehouse facility agreements for one-year terms and typically renew the agreements annually. The return requirements of warehouse facility investors could fluctuate significantly depending on market conditions.  At renewal, the cost, structure and capacity of the facilities could change. These changes could have a significant impact on our funding costs.
See Notes 1(G) and 4 for additional information on the related auto loans held for investment.

Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities. For fiscal 2026, fiscal 2025 and fiscal 2024, we capitalized interest of $14.8 million, $8.2 million, and $6.2 million, respectively.
Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of February 28, 2026, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.
13. STOCK AND STOCK-BASED INCENTIVE PLANS
(A)Preferred Stock
Under the terms of our Articles of Incorporation, the board of directors (“board”) may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock.  We have authorized 20,000,000 shares of preferred stock, $20 par value.  No shares of preferred stock are currently outstanding.
(B) Share Repurchase Program
As of February 28, 2026, a total of $2 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.31 billion remained available for repurchase.
 Common Stock Repurchases

	Years Ended February 28 or 29
	2026	2025	2024
Number of shares repurchased (in thousands)	11,752.7	5,506.3	1,334.1
Average cost per share	$53.76	$76.87	$68.33
Available for repurchase, as of end of year (in millions)	$1,305.1	$1,936.9	$2,360.1

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
As of February 28, 2026, a total of 62,850,000 shares of our common stock had been authorized to be issued under the long-term incentive plans.  The number of unissued common shares reserved for future grants under the long-term incentive plans was 3,533,209 as of that date.
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
Cash-Settled Restricted Stock Units.  Also referred to as CRSUs, these are awards that entitle the holder to a cash payment equal to the fair market value of a share of our common stock for each unit granted.  Conversion generally occurs annually in equal amounts over three years. However, the cash payment per CRSU will not be greater than 200% or less than 75% of the fair market value of a share of our common stock on the grant date.  The initial grant date fair values are based on the closing prices of our common stock on the grant dates. CRSUs are liability-classified awards and do not have voting rights.
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
For the first- and second-year periods of the fiscal 2023 awards and the first-year period of the fiscal 2024 awards, the performance targets were based on annual pre-tax diluted earnings per share, excluding any unrealized gains or losses on equity investments in private companies, and market share. For the first-year period of the fiscal 2023 awards, the board certified a performance adjustment factor of 4%. For the second-year period of the fiscal 2023 grants and the first-year period of the fiscal 2024 grants, the board certified a performance adjustment factor of 38%. For the third-year period of the fiscal 2023 awards and the second- and third-year periods of the fiscal 2024 awards, the performance targets are based on annual pre-tax earnings, excluding any unrealized gains or losses on equity investments in private companies and any significant non-recurring non-cash gains or losses. For the third-year period of the fiscal 2023 grants and the second-year period of the fiscal 2024 grants, the board certified a performance ~~a~~djustment factor of 159%. For the fiscal 2025 and fiscal 2026 awards, the performance targets are based on cumulative three-year pre-tax earnings, excluding any unrealized gains or losses on equity investments in private companies and any significant non-recurring non-cash gains or losses.
PSUs do not have voting rights. The grant date fair values are based on the closing prices of our common stock on the grant dates. As of February 28, 2026, 496,266 units were outstanding at a weighted average grant date fair value per share of $67.63.
Stock-Settled Deferred Stock Units.  Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the closing prices of our common stock on the grant dates. DSUs have no voting rights. As of February 28, 2026, 128,526 units were outstanding at a weighted average grant date fair value of $83.61.
Stock-Settled Restricted Stock Units.  Also referred to as SRSUs, these are restricted stock unit awards granted to eligible key associates that entitle the holder to shares of common stock equal to the fair market value of our common stock on the grant date. The awards have a one-year vesting period; provided however that pro-rata vesting will be applied to the SRSUs based upon the number of months served by the associates. SRSUs do not have voting rights. As of February 28, 2026, 117,138 units were outstanding with a grant date fair value per share of $39.27.
Restricted Stock Awards.  Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant.  The grant date fair values are based on the closing prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  As of February 28, 2026, there were no RSAs outstanding.
Employee Stock Purchase Plan.  We sponsor an employee stock purchase plan for all associates meeting certain eligibility criteria. We have authorized up to 8,000,000 shares of common stock with a total of 1,146,005 shares remaining available for issuance under the plan as of February 28, 2026. Associate contributions are limited to 10% of eligible compensation, up to a maximum of $10,000 per year. For each $1.00 contributed to the plan by associates, we match $0.15. Shares are acquired through open-market purchases. We purchased 347,156 shares at an average price per share of $53.06 during fiscal 2026, 247,277 shares at an average price per share of $77.11 during fiscal 2025 and 264,628 shares at an average price per share of $73.74 during fiscal 2024.

(D)Share-Based Compensation

Composition of Share-Based Compensation Expense

	Years Ended February 28 or 29
(In thousands)	2026	2025	2024
Cost of sales	$3,710	$5,296	$4,644
CarMax Auto Finance income	4,240	5,024	3,643
Selling, general and administrative expenses	93,400	126,931	114,090
Share-based compensation expense, before income taxes	$101,350	$137,251	$122,377

Composition of Share-Based Compensation Expense – By Grant Type

	Years Ended February 28 or 29
(In thousands)	2026	2025	2024
Nonqualified stock options	$38,836	$41,008	$50,456
Cash-settled restricted stock units (CRSUs)	30,366	55,124	48,762
Stock-settled market stock units (MSUs)	21,957	19,560	16,298
Other share-based incentives:
Stock-settled performance stock units (PSUs)	5,069	17,167	2,046
Stock-settled deferred stock units (DSUs)	1,665	1,850	1,850
Stock-settled restricted stock units (SRSUs)	1,125	—	—
Restricted stock (RSAs)	—	—	307
Employee stock purchase plan	2,332	2,542	2,658
Total other share-based incentives	10,191	21,559	6,861
Share-based compensation expense, before income taxes	$101,350	$137,251	$122,377

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of February 28, 2026
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$31.3	2.0
Stock-settled market stock units	16.5	1.3
Other share-based incentives:
Stock-settled performance stock units	4.0	1.5
Stock-settled restricted stock units	1.1	0.2
Total other share-based incentives	5.1	1.2
Total	$52.9	1.7

We recognize compensation expense for stock options, MSUs, PSUs, DSUs, SRSUs and RSAs on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award.  The PSU expense is adjusted for any change in management’s assessment of the performance target level that is probable of being achieved. The variable expense associated with CRSUs is recognized over their vesting period (net of estimated forfeitures) and is calculated based on the closing price of our common stock on the last trading day of each reporting period.
The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the years ended February 28, 2026, February 28, 2025 or February 29, 2024.

Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2025	7,309	$82.32
Options granted	1,452	65.44
Options exercised	(132)	63.05
Options forfeited or expired	(78)	73.05
Outstanding as of February 28, 2026	8,551	$79.83	3.3	$3

Exercisable as of February 28, 2026	6,105	$84.19	2.5	$—
Stock Option Information

	Years Ended February 28 or 29
	2026	2025	2024
Options granted	1,452,018	1,234,215	1,554,029
Weighted average grant date fair value per share	$26.20	$29.21	$29.11
Cash received from options exercised (in millions)	$8.3	$73.7	$44.8
Intrinsic value of options exercised (in millions)	$0.4	$19.9	$15.0
Realized tax benefits (in millions)	$0.1	$3.0	$3.6

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
Assumptions Used to Estimate Option Values

	Years Ended February 28 or 29
	2026			2025			2024
Dividend yield			0.0%			0.0%			0.0%
Expected volatility factor (1)	36.3%	-	54.8%	35.5%	-	46.7%	39.2%	-	45.9%
Weighted average expected volatility			41.9%			45.4%			44.6%
Risk-free interest rate (2)	3.4%	-	4.4%	3.5%	-	5.4%	3.6%	-	5.5%
Expected term (in years) (3)			4.7			4.7			4.6

(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2025	1,524	$71.07
Stock units granted	978	65.49
Stock units vested and converted	(727)	73.97
Stock units cancelled	(189)	67.01
Outstanding as of February 28, 2026	1,586	$66.78

Cash-Settled Restricted Stock Unit Information

	Years Ended February 28 or 29
	2026	2025	2024
Stock units granted	978,159	918,098	915,122
Initial weighted average grant date fair value per share	$65.49	$67.22	$70.69
Payments (before payroll tax withholdings) upon
vesting (in millions)	$47.7	$42.8	$39.0
Realized tax benefits (in millions)	$11.8	$10.6	$9.7

Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of February 28, 2026
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2027	$37,227	$99,272
Fiscal 2028	25,306	67,481
Fiscal 2029	13,173	35,131
Total expected cash settlements	$75,706	$201,884

(1)Net of estimated forfeitures.
Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2025	525	$104.12
Stock units granted	252	91.45
Stock units vested and converted	(130)	124.11
Stock units cancelled	(15)	94.81
Outstanding as of February 28, 2026	632	$95.19

Stock-Settled Market Stock Unit Information

	Years Ended February 28 or 29
	2026	2025	2024
Stock units granted	251,784	238,865	186,678
Weighted average grant date fair value per share	$91.45	$95.80	$99.86
Realized tax benefits (in millions)	$1.6	$0.8	$2.3

14. NET EARNINGS PER SHARE
Basic and Dilutive Net Earnings Per Share Reconciliations

	Years Ended February 28 or 29
(In thousands except per share data)	2026	2025	2024
Net earnings	$247,290	$500,556	$479,204

Weighted average common shares outstanding	147,258	155,330	158,216
Dilutive potential common shares:
Stock options	7	372	272
Stock-settled restricted stock units	348	359	219
Weighted average common shares and dilutive
potential common shares	147,613	156,061	158,707

Basic net earnings per share	$1.68	$3.22	$3.03
Diluted net earnings per share	$1.68	$3.21	$3.02

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for fiscal 2026, fiscal 2025 and fiscal 2024, options to purchase 8,380,083 shares, 5,266,616 shares and 5,791,423 shares of common stock, respectively, were not included.

15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in Accumulated Other Comprehensive (Loss) Income By Component

			Net	Total
	Net	Net	Unrecognized	Accumulated
	Unrecognized	Unrecognized	Beneficial	Other
	Actuarial	Hedge	Interests	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Gains	(Loss) Income
Balance as of February 28, 2023	$(44,590)	$142,459	$—	$97,869
Other comprehensive (loss) income
before reclassifications	7,081	(6,943)	—	138
Amounts reclassified from accumulated other
comprehensive (loss) income	393	(39,121)	—	(38,728)
Other comprehensive income (loss)	7,474	(46,064)	—	(38,590)
Balance as of February 29, 2024	(37,116)	96,395	—	59,279
Other comprehensive (loss) income
before reclassifications	771	(17,585)	—	(16,814)
Amounts reclassified from accumulated other
comprehensive (loss) income	337	(39,722)	—	(39,385)
Other comprehensive income (loss)	1,108	(57,307)	—	(56,199)
Balance as of February 28, 2025	(36,008)	39,088	—	3,080
Other comprehensive (loss) income
before reclassifications	(2,820)	(9,897)	53	(12,664)
Amounts reclassified from accumulated other
comprehensive (loss) income	304	(24,846)	—	(24,542)
Other comprehensive (loss) income	(2,516)	(34,743)	53	(37,206)
Balance as of February 28, 2026	$(38,524)	$4,345	$53	$(34,126)

Changes In and Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

	Years Ended February 28 or 29
(In thousands)	2026	2025	2024
Retirement Benefit Plans (Note 11):
Actuarial (loss) gain arising during the year	$(3,694)	$1,011	$9,289
Tax benefit (expense)	874	(240)	(2,208)
Actuarial (loss) gain arising during the year, net of tax	(2,820)	771	7,081
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	172	195	231
CarMax Auto Finance income	14	15	15
Selling, general and administrative expenses	212	232	270
Total amortization reclassifications recognized in net pension expense	398	442	516
Tax expense	(94)	(105)	(123)
Amortization reclassifications recognized in net
pension expense, net of tax	304	337	393
Net change in retirement benefit plan unrecognized
actuarial losses, net of tax	(2,516)	1,108	7,474

Cash Flow Hedges (Note 5):
Changes in fair value	(13,102)	(23,662)	(9,291)
Tax benefit	3,205	6,077	2,348
Changes in fair value, net of tax	(9,897)	(17,585)	(6,943)
Reclassifications to CarMax Auto Finance income	(32,826)	(51,808)	(52,354)
Tax benefit	7,980	12,086	13,233
Reclassification of hedge gains, net of tax	(24,846)	(39,722)	(39,121)
Net change in cash flow hedge unrecognized gains, net of tax	(34,743)	(57,307)	(46,064)

Beneficial Interests (Note 6):
Changes in fair value	70	—	—
Tax expense	(17)	—	—
Changes in fair value, net of tax	53	—	—
Total other comprehensive loss, net of tax	$(37,206)	$(56,199)	$(38,590)

Changes in the funded status of our retirement plans, changes in the fair value of derivatives that are designated and qualify as cash flow hedges and changes in the fair value of certain of our beneficial interests in non-consolidated securitizations are recognized in accumulated other comprehensive (loss) income.  The cumulative balances are net of deferred taxes of $10.5 million as of February 28, 2026 and $1.5 million as of February 28, 2025.
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
Effective February 28, 2026, we ceased use of the first and third floors of the Edmunds headquarters and accounted for the right-of-use asset and related leasehold improvements as abandoned. As a result, we recorded a combined charge of $23.1 million related to the abandonment in fiscal 2026, $19.0 million of which was recognized in operating lease expense. In fiscal 2025, we recorded a lease impairment charge of $12.3 million related to the second floor of the Edmunds headquarters that we subleased. There were no lease abandonment or impairment charges in fiscal 2024.
The components of lease expense were as follows:

	Years Ended February 28 or 29
(In thousands)	2026	2025	2024
Operating lease cost (1)	$116,490	$92,630	$89,801
Finance lease cost:
Depreciation of lease assets	18,381	20,543	20,010
Interest on lease liabilities	24,378	26,404	25,724
Total finance lease cost	42,759	46,947	45,734
Total lease cost	$159,249	$139,577	$135,535

(1)    Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of February 28
(In thousands)	Classification	2026	2025
Assets:
Operating lease assets	Operating lease assets	$459,514	$493,355
Finance lease assets	Property and equipment, net (1)	145,179	160,535
Total lease assets		$604,693	$653,890
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$57,341	$59,335
Finance leases	Accrued expenses and other current liabilities	16,779	15,015
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	464,696	481,963
Finance leases	Other liabilities	175,548	189,216
Total lease liabilities		$714,364	$745,529

(1)    Finance lease assets are recorded net of accumulated depreciation of $74.6 million as of February 28, 2026 and $67.6 million as of February 28, 2025.

Lease term and discount rate information related to leases was as follows:

	As of February 28
Lease Term and Discount Rate	2026	2025
Weighted Average Remaining Lease Term (in years)
Operating leases	15.56	15.49
Finance leases	13.99	14.31

Weighted Average Discount Rate
Operating leases	5.37%	5.21%
Finance leases	16.44%	16.78%

Supplemental cash flow information related to leases was as follows:

	Years Ended February 28 or 29
(In thousands)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$102,391	$95,638	$88,704
Operating cash flows from finance leases	$23,788	$24,141	$24,782
Financing cash flows from finance leases	$15,044	$16,536	$16,674

Lease assets obtained in exchange for lease obligations:
Operating leases	$39,696	$43,161	$30,746
Finance leases	$3,026	$7,459	$51,660

Maturities of lease liabilities were as follows:

	As of February 28, 2026
(In thousands)	Operating Leases	Finance Leases
Fiscal 2027	$83,637	$38,941
Fiscal 2028	80,014	35,599
Fiscal 2029	58,194	38,840
Fiscal 2030	48,368	28,462
Fiscal 2031	41,318	25,161
Thereafter	496,723	227,737
Total lease payments	808,254	394,740
Less: interest	(286,217)	(202,413)
Present value of lease liabilities	$522,037	$192,327

17. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information:

	Years Ended February 28 or 29
(In thousands)	2026	2025	2024
Cash paid for interest	$106,452	$104,934	$123,545

Cash paid for income taxes:
US federal (1)	$142,642	$60,081	$139,168
US state and local:
California	9,836	4,631	10,978
Other	19,350	4,887	14,466
Total US state and local	29,186	9,518	25,444
Cash paid for income taxes	$171,828	$69,599	$164,612

(1) Amounts for fiscal 2026 and fiscal 2025 include costs incurred to purchase federal tax credits.

Non-cash investing and financing activities:
Increase (decrease) in accrued capital expenditures	$8,040	$13,486	$(17,535)
Increase (decrease) in financing obligations	$11,273	$(16,157)	$4,527
Auto loans sold in exchange for beneficial interests	$48,556	$—	—
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
On November 3, 2025, a putative class action complaint titled Jason Cap v. CarMax, Inc., et al. was filed in the United States District Court for the District of Maryland against the company and certain present or former officers of the company.  An amended complaint was filed on March 31, 2026.  The amended complaint (i) seeks to certify a class of investors who purchased or otherwise acquired the company’s publicly traded securities between June 20, 2025 and November 5, 2025, and (ii) asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The amended complaint seeks unspecified damages and an award of fees, costs, and expenses.  The company believes that the claims are without merit and intends to vigorously defend ourselves against the claims in all respects.  Given the preliminary nature of the action, we are unable to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of potential losses, if any, from this action.
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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $21.7 million as of February 28, 2026 and $28.8 million as of February 28, 2025, and is included in accrued expenses and other current liabilities.
At various times we may have certain purchase obligations that are enforceable and legally binding primarily related to third-party outsourcing services, advertising and real estate purchases. As of February 28, 2026, we have material purchase obligations of $599.2 million, of which $170.3 million are expected to be fulfilled in fiscal 2027.
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
As of February 28, 2026, we evaluated the effectiveness of the design and operation of our disclosure controls.  This evaluation was performed under the supervision and with the participation of management, including the CEO and CFO.  Based upon that evaluation, the CEO and CFO concluded that our disclosure controls were effective as of the end of the period.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended February 28, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
“Management’s Annual Report on Internal Control over Financial Reporting” is included in Item 8. Consolidated Financial Statements and Supplementary Data, of this Form 10-K and is incorporated herein by reference.
Item 9B.  Other Information.
None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
With the exception of the information incorporated by reference from our 2026 Proxy Statement in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2026 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance.
The information concerning our executive officers required by this Item is incorporated by reference to the section titled “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K.
The information concerning our directors required by this Item is incorporated by reference to the section titled “Proposal One: Election of Directors” in our 2026 Proxy Statement.
The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled “Corporate Governance – Board Committees” in our 2026 Proxy Statement.
The information concerning our code of ethics (“Code of Business Conduct”) for senior management required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Overview” in our 2026 Proxy Statement.
The information concerning our insider trading policies and procedures required by this Item is incorporated by reference to the sub-section titled “Compensation Discussion and Analysis – Additional Information – Insider Trading Arrangements and Policy” in our 2026 Proxy Statement. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11.  Executive Compensation.
The information required by this Item is incorporated by reference to the sections titled “Compensation Discussion and Analysis,” “Compensation and Personnel Committee Report” and “Compensation Tables” in our 2026 Proxy Statement (provided that the Pay Versus Performance disclosure shall not be deemed to be incorporated by reference herein).  Additional information required by this Item is incorporated by reference to the section titled “Director Compensation” in our 2026 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item concerning equity compensation plans is incorporated by reference to the section titled “CarMax Share Ownership” in our 2026 Proxy Statement.
The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the section titled “CarMax Share Ownership” in our 2026 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the sub-section titled “Corporate Governance – Related Person Transactions” in our 2026 Proxy Statement.
The information required by this Item concerning director independence is incorporated by reference to the sub‑section titled “Corporate Governance – Independence” in our 2026 Proxy Statement.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the section titled “Auditor Fees and Pre-Approval Policy” in our 2026 Proxy Statement.

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

3.Exhibits:

3.1	CarMax, Inc. Amended and Restated Articles of Incorporation, effective June 24, 2013, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed June 28, 2013 (File No. 1-31420), is incorporated by this reference.

3.2	CarMax, Inc. Bylaws, as Amended and Restated January 28, 2025, filed as Exhibit 3.1 to CarMax’s Current Report on Form 8-K, filed January 31, 2025 (File No. 1-31420), is incorporated by this reference.

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.1 to CarMax’s Annual Report on Form 10-K, filed April 11, 2025 (File No. 1-31420), is incorporated by this reference.

10.1	Amended and Restated Credit Agreement, dated as of June 21, 2023, among CarMax Auto Superstores, Inc., CarMax, Inc., certain subsidiaries of CarMax named therein, Bank of America, N.A., as a lender and as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed June 26, 2023 (File No. 1-31420), is incorporated by this reference.

10.2	CarMax, Inc. Benefit Restoration Plan, as amended and restated, effective January 1, 2025, filed as Exhibit 10.2 to CarMax’s Annual Report on Form 10-K, filed April 11, 2025 (File No. 1-31420), is incorporated by this reference. *

10.3	CarMax, Inc. Executive Deferred Compensation Plan, as amended and restated, effective August 1, 2024, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed September 27, 2024 (File No. 1-31420), is incorporated by this reference. *

10.4	CarMax, Inc. Retirement Restoration Plan, as amended and restated, effective January 1, 2025, filed as Exhibit 10.4 to CarMax’s Annual Report on Form 10-K, filed April 11, 2025 (File No. 1-31420), is incorporated by this reference. *

10.5	CarMax, Inc. Annual Performance-Based Bonus Plan, dated April 24, 2018, filed as Exhibit 10.46 to CarMax’s Annual Report on Form 10-K, filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.6
CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 25, 2019, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 26, 2019 (File No. 1-31420), is incorporated by this reference. *

10.7	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2020, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed June 25, 2020 (File No. 1-31420), is incorporated by this reference. *

10.8	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 27, 2023, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed on June 28, 2023 (File No. 1-31420), is incorporated by this reference. *

10.9	CarMax, Inc. 2002 Employee Stock Purchase Plan, as amended and restated January 1, 2023, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed September 30, 2022 (File No. 1-31420), is incorporated by this reference.

10.10	Form of Notice of Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective December 21, 2011, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed December 23, 2011 (File No. 1-31420), is incorporated by reference. *

10.11	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed October 8, 2014 (File No. 1-31420), is incorporated by this reference. *

10.12	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective January 26, 2015, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 13, 2015 (File No. 1-31420), is incorporated by reference. *

10.13	Form of Notice of Stock Option Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.14	Form of Notice of Restricted Stock Grant between CarMax, Inc. and certain executive officers effective March 24, 2016, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by this reference. *

10.15	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 24, 2016, filed as Exhibit 10.4 to CarMax’s Current Report on Form 8-K, filed March 25, 2016 (File No. 1-31420), is incorporated by reference. *

10.16	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective January 29, 2019, filed as Exhibit 10.50 to CarMax’s Annual Report on Form 10-K filed April 19, 2019 (File No. 1-31420), is incorporated by this reference. *

10.17	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.47 to CarMax’s Annual Report on Form 10-K filed April 24, 2018 (File No. 1-31420), is incorporated by this reference. *

10.18	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain non-employee directors of the CarMax, Inc. board of directors, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q filed January 8, 2019 (File No. 1-31420), is incorporated by this reference. *

10.19	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2020, filed as Exhibit 10.55 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference. *

10.20	Form of Notice of Cash-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 27, 2020, filed as Exhibit 10.56 to CarMax’s Annual Report on Form 10-K, filed April 21, 2020 (File No. 1-31420), is incorporated by this reference. *

10.21	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2024, filed as Exhibit 10.22 to CarMax’s Annual Report on Form 10-K, filed April 15, 2024 (File No. 1-31420), is incorporated by this reference. *

10.22	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective March 27, 2024, filed as Exhibit 10.23 to CarMax’s Annual Report on Form 10-K, filed April 15, 2024 (File No. 1-31420), is incorporated by this reference. *

10.23	Form of Notice of Performance Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 22, 2025, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed December 23, 2025 (File No. 1-31420), is incorporated by this reference. *

10.24	Form of Notice of Market Stock Unit Grant between CarMax, Inc. and certain named and other executive officers, effective October 22, 2025, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed December 23, 2025 (File No. 1-31420), is incorporated by this reference. *

10.25	Form of Notice of Restricted Stock Unit Grant between CarMax, Inc. and certain employee directors of the CarMax, Inc. board of directors, effective October 30, 2025, filed as Exhibit 10.3 to CarMax’s Quarterly Report on Form 10-Q, filed December 23, 2025 (File No. 1-31420), is incorporated by this reference. *

10.26	Form of Sign-On Restricted Stock Unit Agreement with Keith Barr, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed February 12, 2026 (File No. 1-31420), is incorporated by this reference. *

10.27	Form of Sign-On Stock Option Agreement with Keith Barr, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed February 12, 2026 (File No. 1-31420), is incorporated by this reference. *

10.28	Form of Notice of Stock-Settled Restricted Stock Unit Grant between CarMax Inc. and certain named and other executive officers, effective March 26, 2026, filed herewith. *

10.29	CarMax, Inc. Severance Agreement for Executive Officer, dated January 6, 2015, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 8, 2015 (File No. 1-31420), is incorporated by this reference. *

10.30	CarMax, Inc. Amendment to Severance Agreement for Executive Officer, dated August 31, 2016, between CarMax, Inc. and Thomas J. Folliard, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed September 1, 2016 (File No. 1-31420), is incorporated by this reference. *

10.31	CarMax, Inc. Amended and Restated Severance Agreement, dated December 1, 2023, between CarMax, Inc. and William D. Nash, filed as Exhibit 10.2 to CarMax’s Quarterly Report on Form 10-Q, filed January 5, 2024 (File No. 1-31420), is incorporated by this reference.*

10.32	Form of CarMax, Inc. Amended and Restated Severance Agreement, dated December 1, 2023, between CarMax, Inc. and the persons listed at the end of such Agreement, filed as Exhibit 10.1 to CarMax’s Quarterly Report on Form 10-Q, filed January 5, 2024 (File No. 1-31420), is incorporated by this reference.*

10.33	Form of CarMax, Inc. Amended and Restated Severance Agreement, dated March 1, 2026, between CarMax, Inc. and the persons listed at the end of such Agreement, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed March 2, 2026 (File No. 1-31420), is incorporated by this reference. *

10.34	Offer Letter, dated February 10, 2026, between CarMax, Inc. and Keith Barr, filed herewith. *

10.35	CarMax, Inc. Severance Agreement, effective March 16, 2026, between CarMax, Inc. and Keith Barr, filed as Exhibit 10.3 to CarMax’s Current Report on Form 8-K, filed February 12, 2026 (File No. 1-31420), is incorporated by this reference. *

19.1	CarMax, Inc., Policy Against Insider Trading, filed herewith.

21.1	CarMax, Inc. Subsidiaries, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

24.1	Powers of Attorney, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

97.1	CarMax, Inc. Clawback Policy, effective December 1, 2023, filed as Exhibit 97.1 to CarMax’s Annual Report on Form 10-K, filed April 15, 2024 (File No. 1-31420), is incorporated by this reference. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive File.
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

CarMax, Inc.

By:	/s/ KEITH BARR	By:	/s/ ENRIQUE N. MAYOR-MORA
	Keith Barr		Enrique N. Mayor-Mora
	President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
	April 15, 2026		April 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ KEITH BARR	/s/ SHIRA GOODMAN *
Keith Barr	Shira Goodman
President, Chief Executive Officer and Director	Director
April 15, 2026	April 15, 2026

/s/ ENRIQUE N. MAYOR-MORA	/s/ DAVID W. MCCREIGHT *
Enrique N. Mayor-Mora	David W. McCreight
Executive Vice President and Chief Financial Officer	Director
April 15, 2026	April 15, 2026

/s/ JILL A. LIVESAY	/s/ MARK F. O’NEIL *
Jill A. Livesay	Mark F. O’Neil
Vice President and Chief Accounting Officer	Director
April 15, 2026	April 15, 2026

/s/ PETER J. BENSEN *	/s/ PIETRO SATRIANO *
Peter J. Bensen	Pietro Satriano
Director	Director
April 15, 2026	April 15, 2026

/s/ SONA CHAWLA *	/s/ MARCELLA SHINDER *
Sona Chawla	Marcella Shinder
Director	Director
April 15, 2026	April 15, 2026

/s/ THOMAS J. FOLLIARD *	/s/ MITCHELL D. STEENROD *
Thomas J. Folliard	Mitchell D. Steenrod
Director	Director
April 15, 2026	April 15, 2026

*By:	/s/ ENRIQUE N. MAYOR-MORA
Enrique N. Mayor-Mora
Attorney-In-Fact
The original powers of attorney authorizing Keith Barr and Enrique N. Mayor-Mora, or either of them, to sign this annual report on behalf of certain directors of the company are included as Exhibit 24.1.