Form 10-Q
period 2026-05-31
CARMAX INC
filed 2026-06-24
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 22, 2026
Common Stock, par value $0.50	141,911,096

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three Months Ended May 31, 2026 and 2025	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three Months Ended May 31, 2026 and 2025	4

		Consolidated Balance Sheets (Unaudited) –
		May 31, 2026 and February 28, 2026	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Three Months Ended May 31, 2026 and 2025	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three Months Ended May 31, 2026 and 2025	7

		Notes to Consolidated Financial Statements (Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

	Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	46

	Item 1A.	Risk Factors	46

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

	Item 6.	Exhibits	47

SIGNATURES			48

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended May 31
(In thousands except per share data)	2026	%(1)	2025	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$6,391,332	79.8	$6,103,440	80.9
Wholesale vehicle sales	1,427,635	17.8	1,252,738	16.6
Other sales and revenues	194,552	2.4	190,363	2.5
NET SALES AND OPERATING REVENUES	8,013,519	100.0	7,546,541	100.0
COST OF SALES:
Used vehicle cost of sales	5,889,979	73.5	5,549,257	73.5
Wholesale vehicle cost of sales	1,258,144	15.7	1,096,167	14.5
Other cost of sales	10,982	0.1	7,494	0.1
TOTAL COST OF SALES	7,159,105	89.3	6,652,918	88.2
GROSS PROFIT	854,414	10.7	893,623	11.8
CARMAX AUTO FINANCE INCOME	140,241	1.8	141,650	1.9
Selling, general and administrative expenses	635,175	7.9	659,643	8.7
Depreciation and amortization	69,213	0.9	65,739	0.9
Interest expense	33,811	0.4	27,070	0.4
Other income	(2,101)	—	(309)	—
Earnings before income taxes	258,557	3.2	283,130	3.8
Income tax provision	72,930	0.9	72,749	1.0
NET EARNINGS	$185,627	2.3	$210,381	2.8
WEIGHTED AVERAGE COMMON SHARES:
Basic	141,847		152,137
Diluted	142,148		152,607
NET EARNINGS PER SHARE:
Basic	$1.31		$1.38
Diluted	$1.31		$1.38

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended May 31
(In thousands)	2026	2025
NET EARNINGS	$185,627	$210,381
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	134	76
Net change in cash flow hedge unrecognized gains	20,078	(11,402)
Other comprehensive income (loss), net of taxes	20,212	(11,326)
TOTAL COMPREHENSIVE INCOME	$205,839	$199,055

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of May 31	As of February 28
(In thousands except share data)	2026	2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,223	$122,826
Restricted cash from collections on auto loans held for investment	595,103	592,033
Accounts receivable, net	263,919	204,453
Auto loans held for sale	618,979	100,491
Inventory	4,062,765	4,137,005
Other current assets	161,340	153,594
TOTAL CURRENT ASSETS	5,834,329	5,310,402
Auto loans held for investment, net of allowance for loan losses of $474,986 and $453,027 as of May 31, 2026 and February 28, 2026, respectively	15,689,952	15,952,291
Property and equipment, net of accumulated depreciation of $2,285,968 and $2,217,485 as of May 31, 2026 and February 28, 2026, respectively	4,079,993	4,070,293
Deferred income taxes	72,917	78,479
Operating lease assets	451,441	459,514
Other assets	498,266	496,924
TOTAL ASSETS	$26,626,898	$26,367,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,056,719	$1,117,976
Accrued expenses and other current liabilities	417,841	475,495
Accrued income taxes	54,191	2,019
Current portion of operating lease liabilities	56,988	57,341
Current portion of long-term debt	17,234	217,323
Current portion of non-recourse notes payable	554,081	544,651
TOTAL CURRENT LIABILITIES	2,157,054	2,414,805
Long-term debt, excluding current portion	2,061,271	2,006,217
Non-recourse notes payable, excluding current portion	15,499,705	15,254,330
Operating lease liabilities, excluding current portion	453,352	464,696
Other liabilities	336,931	338,999
TOTAL LIABILITIES	20,508,313	20,479,047

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 141,909,099 and 141,799,070 shares issued and outstanding as of May 31, 2026 and February 28, 2026, respectively	70,955	70,900
Capital in excess of par value	1,834,058	1,810,223
Accumulated other comprehensive loss	(13,914)	(34,126)
Retained earnings	4,227,486	4,041,859
TOTAL SHAREHOLDERS’ EQUITY	6,118,585	5,888,856
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,626,898	$26,367,903

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31
(In thousands)	2026	2025
OPERATING ACTIVITIES:
Net earnings	$185,627	$210,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	92,895	79,784
Share-based compensation expense	41,946	46,981
Provision for loan losses	95,584	101,707
Provision for cancellation reserves	26,166	24,803
Deferred income tax (benefit) provision	(991)	2,782
Other	(3,252)	1,310
Net (increase) decrease in:
Accounts receivable, net	(59,466)	(11,572)
Auto loans held for sale	(518,488)	(637,947)
Inventory	74,240	310,269
Other current assets	6,487	2,692
Auto loans held for investment, net	166,755	338,338
Other assets	(8,146)	(5,712)
Net decrease in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(58,274)	(141,867)
Other liabilities	(23,494)	(22,406)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,589	299,543
INVESTING ACTIVITIES:
Capital expenditures	(103,335)	(136,736)
Proceeds from disposal of property and equipment	63	48
Purchases of investments	(1,668)	(4,926)
Sales and returns of investments	845	425
Principal payments received on beneficial interests	4,469	—
NET CASH USED IN INVESTING ACTIVITIES	(99,626)	(141,189)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	1,517,800	87,000
Payments on long-term debt	(1,669,622)	(90,930)
Cash paid for debt issuance costs	(6,048)	(8,895)
Payments on finance lease obligations	(4,084)	(3,443)
Issuances of non-recourse notes payable	3,261,564	3,988,864
Payments on non-recourse notes payable	(3,006,781)	(3,906,323)
Repurchase and retirement of common stock	(2,308)	(204,027)
Equity issuances	—	8,329
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	90,521	(129,425)
Increase in cash, cash equivalents, and restricted cash	8,484	28,929
Cash, cash equivalents, and restricted cash at beginning of year	862,850	960,310
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$871,334	$989,239

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$132,223	$262,819
Restricted cash from collections on auto loans held for investment	595,103	584,277
Restricted cash included in other assets	144,008	142,143
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$871,334	$989,239

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended May 31, 2026
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2026	141,799	$70,900	$1,810,223	$4,041,859	$(34,126)	$5,888,856
Net earnings	—	—	—	185,627	—	185,627
Other comprehensive income	—	—	—	—	20,212	20,212
Share-based compensation expense	—	—	26,198	—	—	26,198
Stock incentive plans, net shares issued	110	55	(2,363)	—	—	(2,308)
Balance as of May 31, 2026	141,909	$70,955	$1,834,058	$4,227,486	$(13,914)	$6,118,585

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

We deliver an unrivaled customer experience by offering a broad selection of quality used vehicles and related products and services at competitive, no-haggle prices using a customer-friendly sales process.  Our sales platform leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through a combination of both. Our associates, stores, technology and digital capabilities tied together enable us to provide the most customer-centric car buying and selling experience, a key differentiator in a large and fragmented market. We offer customers a range of related products and services, including the appraisal and purchase of vehicles directly from consumers and dealers; the financing of retail vehicle purchases through CAF and third-party finance providers; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); advertising and subscription services; and vehicle repair service.  Vehicles purchased through the appraisal process that do not meet our retail standards are sold to licensed dealers through wholesale auctions.

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

The accounting policies followed in the presentation of our interim financial results are consistent with those included in the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2026 (the “2026 Annual Report”), with the exception of those related to recent accounting pronouncements adopted in the current fiscal year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our 2026 Annual Report.

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
Recent Accounting Pronouncements.
Adopted in the Current Period
In November 2024, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2024-04) related to induced conversions of convertible debt instruments. The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption was permitted. We adopted this pronouncement for our fiscal year beginning March 1, 2026, and it did not have a material effect on our consolidated financial statements.

In July 2025, the FASB issued an accounting pronouncement (ASU 2025-05) related to credit losses for accounts receivable and contract assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption was permitted. We adopted this pronouncement for our fiscal year beginning March 1, 2026, and it did not have a material effect on our consolidated financial statements.
Effective in Future Periods
In April 2026, the FASB issued an accounting pronouncement (ASU 2026-01) related to paid-in-kind (“PIK”) dividends on equity-classified preferred stock. The amendments in this update require that PIK dividends on equity-classified preferred stock be initially measured using the PIK dividend rate stated in the preferred stock agreement. This update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2027, and we do not expect it to have a material effect on our consolidated financial statements.
In May 2026, the FASB issued an accounting pronouncement (ASU 2026-02) related to environmental credits and environmental credit obligations. The amendments in this update provide recognition, measurement, presentation and disclosure requirements for environmental credits and related environmental credit obligations for all entities that generate, purchase or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning March 1, 2028, and we do not expect it to have a material effect on our consolidated financial statements.
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
Disaggregation of Revenue

	Three Months Ended May 31
(In millions)	2026	2025
Used vehicle sales	$6,391.3	$6,103.4
Wholesale vehicle sales	1,427.6	1,252.7
Other sales and revenues:
Extended protection plan revenues	133.5	131.7
Third-party finance fees, net	(4.5)	(0.7)
Advertising & subscription revenues (1)	36.7	36.5
Service revenues	24.2	19.5
Other	4.7	3.4
Total other sales and revenues	194.6	190.4
Total net sales and operating revenues	$8,013.5	$7,546.5

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
We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of May 31, 2026 and February 28, 2026, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.
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

We typically use securitizations or other funding arrangements to fund loans originated by CAF.  Certain pools of loans may be sold in such a way that CAF relinquishes all, or nearly all, of its continuing financial interests in the loans. We classify these loans as held for sale when we have both the intent and ability to sell the loans in an off-balance sheet transaction. As of May 31, 2026, the carrying value of auto loans held for sale was $619.0 million and no valuation allowance was recorded. Once sold, CAF, as servicer, continues to be responsible for managing collections and performing other servicing activities for the sold auto loans and earns servicing income as compensation for these activities.
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
Components of CAF Income

	Three Months Ended May 31
(In millions)	2026	2025
Interest margin:
Interest and fee income	$460.9	$485.4
Interest expense	(184.2)	(197.5)
Total interest margin	276.7	287.9
Provision for loan losses	(95.6)	(101.7)
Total interest margin after provision for loan losses	181.1	186.2
Servicing income	4.2	—
Direct expenses:
Payroll and fringe benefit expense	(18.2)	(20.0)
Depreciation and amortization	(4.5)	(4.3)
Other direct expenses	(22.4)	(20.2)
Total direct expenses	(45.1)	(44.5)
CarMax Auto Finance income	$140.2	$141.7

4. Auto Loans Held for Investment
Auto loans held for investment include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans held for investment originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans held for investment into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans held for investment and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans held for investment serve as collateral for the related non-recourse notes payable of $16.08 billion as of May 31, 2026, and $15.83 billion as of February 28, 2026. See Note 9 for additional information on securitizations and non-recourse notes payable.
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

Auto Loans Held for Investment, Net

	As of May 31	As of February 28
(In millions)	2026	2026
Auto loans held for investment	$16,098.5	$16,271.9
Accrued interest and fees	97.7	92.9
Other	(31.2)	40.5
Less: allowance for loan losses	(475.0)	(453.0)
Auto loans held for investment, net	$15,690.0	$15,952.3

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
Auto Loans Held for Investment by Major Credit Grade

	As of May 31, 2026
	Fiscal Year of Origination (1)
(In millions)	2027	2026	2025	2024	2023	Prior to 2023	Total	% (2)
Tier 1:
A	$1,306.1	$3,481.8	$2,434.8	$1,352.3	$719.5	$272.5	$9,567.0	59.4
B	529.4	1,311.2	1,105.0	945.3	580.3	289.8	4,761.0	29.6
C and other	87.3	333.9	219.4	156.9	159.3	106.1	1,062.9	6.6
Total Tier 1	1,922.8	5,126.9	3,759.2	2,454.5	1,459.1	668.4	15,390.9	95.6
Tier 2 and Tier 3:
C and other	213.9	173.8	154.6	95.1	51.9	18.3	707.6	4.4
Total auto loans held for investment	$2,136.7	$5,300.7	$3,913.8	$2,549.6	$1,511.0	$686.7	$16,098.5	100.0

Gross charge-offs	$0.1	$28.9	$31.7	$34.0	$25.5	$13.7	$133.9

	As of February 28, 2026
	Fiscal Year of Origination (1)
(In millions)	2026	2025	2024	2023	2022	Prior to 2022	Total	% (2)
Tier 1:
A	$3,871.5	$2,738.1	$1,578.8	$887.9	$352.4	$45.2	$9,473.9	58.2
B	1,643.7	1,233.9	1,075.2	687.0	352.0	65.0	5,056.8	31.1
C and other	426.9	244.2	178.3	188.0	115.4	38.0	1,190.8	7.3
Total Tier 1	5,942.1	4,216.2	2,832.3	1,762.9	819.8	148.2	15,721.5	96.6
Tier 2 and Tier 3:
C and other	183.7	172.0	108.1	61.3	22.2	3.1	550.4	3.4
Total auto loans held for investment	$6,125.8	$4,388.2	$2,940.4	$1,824.2	$842.0	$151.3	$16,271.9	100.0

Gross charge-offs	$42.9	$153.7	$183.5	$152.5	$78.3	$25.2	$636.1

(1)    Classified based on credit grade assigned when customers were initially approved for financing.
(2)    Percent of total auto loans held for investment.
Allowance for Loan Losses.  The allowance for loan losses at May 31, 2026 represents the net credit losses expected over the remaining contractual life of our auto loans held for investment. The allowance for loan losses is determined using a net loss timing curve method (“method”), primarily based on the composition of the portfolio of auto loans held for investment and historical gross loss and recovery trends. Due to the fact that losses for loans with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the loans to-date, along with forward loss curves, in estimating future performance. Once the loans have 18 months of performance history, the net loss estimate reflects actual loss experience of those loans to-date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a loan’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the auto loans held for investment at inception of the loan.
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
Allowance for Loan Losses

	Three Months Ended May 31, 2026
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$377.7	$75.3	$453.0	2.78
Transfer of auto loans to held for sale (2) (5)	(23.9)	(1.2)	(25.1)
Charge-offs	(115.1)	(18.8)	(133.9)
Recoveries (3)	52.8	7.5	60.3
Provision for loan losses (4) (5)	68.3	52.4	120.7
Balance as of end of period	$359.8	$115.2	$475.0	2.95

	Three Months Ended May 31, 2025
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$378.1	$80.6	$458.7	2.61
Transfer of auto loans to held for sale (2) (5)	(19.1)	(7.4)	(26.5)
Charge-offs	(120.2)	(21.5)	(141.7)
Recoveries (3)	48.8	6.7	55.5
Provision for loan losses (4) (5)	108.2	20.0	128.2
Balance as of end of period	$395.8	$78.4	$474.2	2.76

(1)    Percent of total auto loans held for investment.
(2)    Represents release of allowance previously recognized on auto loans held for sale.
(3)    Net of costs incurred to recover vehicle.
(4)    Represents the provision for loan losses on auto loans held for investment.
(5)    Combined total amounts of $95.6 million and $101.7 million represent the net provision for loan losses recognized as part of CAF income for the three months ended May 31, 2026 and 2025, respectively.
During the first three months of fiscal 2027, the allowance for loan losses as a percentage of total auto loans held for investment increased by 17 basis points. The increase was primarily driven by our continued expansion in the Tier 2 credit space, along with seasonality as the credit mix of new originations tends to shift down the credit spectrum during tax season. This impact was partially offset by the release of the allowance previously recognized on auto loans held for sale. The allowance for loan losses as of May 31, 2026 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.
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
Past Due Loans

	As of May 31, 2026
	Tier 1				Tier 2 & Tier 3	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,510.1	$4,322.3	$846.5	$14,678.9	$582.1	$15,261.0	94.80
Delinquent loans:
31-60 days past due	36.5	258.0	119.6	414.1	69.1	483.2	3.00
61-90 days past due	15.1	145.9	80.0	241.0	46.7	287.7	1.79
Greater than 90 days past due	5.3	34.8	16.8	56.9	9.7	66.6	0.41
Total past due	56.9	438.7	216.4	712.0	125.5	837.5	5.20
Total auto loans held for investment	$9,567.0	$4,761.0	$1,062.9	$15,390.9	$707.6	$16,098.5	100.00

	As of February 28, 2026
	Tier 1				Tier 2 & Tier 3	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,414.1	$4,614.4	$976.9	$15,005.4	$435.7	$15,441.1	94.89
Delinquent loans:
31-60 days past due	38.3	264.8	116.2	419.3	62.5	481.8	2.96
61-90 days past due	15.5	142.1	81.2	238.8	43.9	282.7	1.74
Greater than 90 days past due	6.0	35.5	16.5	58.0	8.3	66.3	0.41
Total past due	59.8	442.4	213.9	716.1	114.7	830.8	5.11
Total auto loans held for investment	$9,473.9	$5,056.8	$1,190.8	$15,721.5	$550.4	$16,271.9	100.00

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
For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $15.0 million will be reclassified from AOCL as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three months ended May 31, 2026, we did not recognize expense in CAF income representing these changes in fair value. For the three months ended May 31, 2025, we recognized $1.0 million in CAF income representing these changes in fair value.
As of May 31, 2026 and February 28, 2026, we had interest rate swaps outstanding with a combined notional amount of $3.68 billion and $3.76 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of May 31, 2026 and February 28, 2026, we had no interest rate swaps outstanding that were not designated as cash flow hedges for accounting purposes.
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
The fair values of our beneficial interests for all rated notes are classified as Level 2 and are based on non-binding bank quotes. The non-binding bank quotes are based on recent market transactions and current business conditions. The fair value of our beneficial interest for the residual certificate is classified as Level 3 due to the lack of observable market data. The fair value is determined using a discounted cash flow model. As of May 31, 2026, the discount rate used was approximately 18%. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement.
There were no transfers in or out of Level 3 during the three months ended May 31, 2026 and 2025.

The following table presents additional information about Level 3 beneficial interests in non-consolidated securitizations measured at fair value on a recurring basis:

Three Months Ended
(In thousands)	May 31, 2026
Balance as of beginning of year	$3,950
Principal payments received	(125)
Interest income	226
Balance as of end of period	$4,051
Items Measured at Fair Value on a Recurring Basis

	As of May 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market securities	$750,711	$—	$—	$750,711
Mutual fund investments	34,759	—	—	34,759
Derivative instruments designated as hedges	—	17,072	—	17,072
Beneficial interests in non-consolidated securitizations	—	33,325	4,051	37,376
Total assets at fair value	$785,470	$50,397	$4,051	$839,918

Percent of total assets at fair value	93.5%	6.0%	0.5%	100.0%
Percent of total assets	2.9%	0.2%	—%	3.2%

Liabilities:
Derivative instruments designated as hedges	$—	$(1,299)	$—	$(1,299)
Total liabilities at fair value	$—	$(1,299)	$—	$(1,299)

Percent of total liabilities	—%	—%	—%	—%

	As of February 28, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market securities	$751,211	$—	$—	$751,211
Mutual fund investments	33,651	—	—	33,651
Derivative instruments designated as hedges	—	416	—	416
Beneficial interests in non-consolidated securitizations	—	37,670	3,950	41,620
Total assets at fair value	$784,862	$38,086	$3,950	$826,898

Percent of total assets at fair value	94.9%	4.6%	0.5%	100.0%
Percent of total assets	3.0%	0.1%	—%	3.1%

Liabilities:
Derivative instruments designated as hedges	$—	$(9,771)	$—	$(9,771)
Total liabilities at fair value	$—	$(9,771)	$—	$(9,771)

Percent of total liabilities	—%	—%	—%	—%

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
The fair value of our auto loans held for sale, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs from the company’s recent term securitization transactions and other available market data. The carrying value and fair value of the auto loans held for sale as of May 31, 2026 and February 28, 2026, respectively, are as follows:

(In thousands)	As of May 31, 2026	As of February 28, 2026
Carrying value	$618,979	$100,491
Fair value	$649,053	$103,836
The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of May 31, 2026 and February 28, 2026, respectively, are as follows:

(In thousands)	As of May 31, 2026	As of February 28, 2026
Carrying value	$200,000	$400,000
Fair value	$196,262	$397,759

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
Cancellation Reserves

	Three Months Ended May 31
(In millions)	2026	2025
Balance as of beginning of period	$131.1	$133.9
Cancellations	(20.2)	(20.0)
Provision for future cancellations	26.2	24.8
Balance as of end of period	$137.1	$138.7

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of May 31, 2026 and February 28, 2026, the current portion of cancellation reserves was $72.4 million and $70.2 million, respectively.
8. Income Taxes
We had $20.6 million of gross unrecognized tax benefits as of May 31, 2026, and $18.8 million as of February 28, 2026.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2026.

9. Debt

(In thousands)		As of May 31	As of February 28
Debt Description (1)	Maturity Date	2026	2026
Revolving credit facility (2)	June 2028	$893,000	$840,800
Term loan (2)	November 2030	499,309	499,271
4.17% Senior notes	April 2026	—	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	486,325	483,633
Non-recourse notes payable	Various dates through April 2033	16,082,391	15,827,609
Total debt		18,161,025	18,051,313
Less: current portion		(571,315)	(761,974)
Less: unamortized debt issuance costs		(28,734)	(28,792)
Long-term debt, net		$17,560,976	$17,260,547

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt.  As of May 31, 2026, the unused capacity of $1.11 billion was fully available to us.
Term Loan. Borrowings under the $500 million term loan are available for working capital and general corporate purposes. The interest rate on our term loan was 4.53% as of May 31, 2026. The term loan was classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
On June 15, 2026, we entered into a new term loan agreement for an aggregate principal amount of $500 million, which will mature on June 15, 2029. The proceeds from the term loan were used to pay down normal course borrowings under our $2.00 billion credit facility and for other working capital and general corporate purposes.
Senior Notes. The 4.17% senior notes matured during the first quarter of fiscal 2027. Borrowings under our unsecured senior notes totaling $200 million are available for working capital and general corporate purposes. As of May 31, 2026, all notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
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
Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through April 2033, but may mature earlier, depending upon the repayment rate of the underlying auto loans.

Information on our funding vehicles of non-recourse notes payable as of May 31, 2026 are as follows:

(In billions)	Capacity
Warehouse facilities:
September 2026 expiration	$2.55
March 2027 expiration	3.10
May 2027 expiration	0.70
Combined warehouse facility limit	$6.35
Unused capacity	$3.24

Non-recourse notes payable outstanding:
Warehouse facilities	$3.11
Asset-backed term funding transactions	12.97
Non-recourse notes payable	$16.08

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
Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the three months ended May 31, 2026 and 2025, we capitalized interest of $3.6 million and $4.0 million, respectively.
Financial Covenants.  The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of May 31, 2026, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.
10. Stock and Stock-Based Incentive Plans
(A)Share Repurchase Program
As of May 31, 2026, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.31 billion remained available for repurchase.
Common Stock Repurchases

	Three Months Ended
	May 31
	2026	2025
Number of shares repurchased (in thousands)	—	2,952.5
Average cost per share	$—	$67.66
Available for repurchase, as of end of period (in millions)	$1,305.1	$1,737.1
(B)Share-Based Compensation
We maintain long-term incentive plans for management, certain employees and the non-employee members of our board.  The plans allow for the granting of equity-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, stock- and cash-settled restricted stock units, stock grants or a combination of awards.  To date, we have not awarded any incentive stock options.

The majority of associates who receive share-based compensation awards primarily receive cash-settled restricted stock units.  Senior management and other key associates receive awards of nonqualified stock options, stock-settled restricted stock units and/or restricted stock awards.  Non-employee directors are eligible to receive awards of nonqualified stock options, stock grants, stock-settled restricted stock units and/or restricted stock awards.  Excluding stock grants and stock-settled deferred stock units, all share-based compensation awards, including any associated dividend rights, are subject to forfeiture.
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
Stock-Settled Restricted Stock Units.  Also referred to as SRSUs, these are restricted stock unit awards granted to eligible key associates that entitle the holder to shares of common stock equal to the fair market value of our common stock on the grant date. Conversion generally occurs annually in equal amounts over three years. SRSUs do not have voting rights.
Other Share-Based Incentives
Stock-Settled Performance Stock Units.  Also referred to as performance stock units, or PSUs, these are restricted stock unit awards with performance conditions granted to eligible key associates that are converted into between zero and two shares of common stock for each unit granted. Conversion generally occurs at the end of a three-year vesting period. For the first-year period of the fiscal 2024 grants, the conversion ratio is based on the company reaching certain performance target levels set by the board at the beginning of each one-year period, with the resulting quotients subject to meeting a minimum threshold of 25% and capped at 200%. For the second- and third-year periods of the fiscal 2024 grants, the fiscal 2025 grants, the fiscal 2026 grants and the fiscal 2027 grants, the conversion ratio is based on the company reaching certain target levels set by the board, with the resulting quotients subject to meeting a minimum threshold of 50% and capped at 200%. These quotients are then multiplied by the number of PSUs granted to yield the number of shares awarded.
For the first-year period of the fiscal 2024 awards, the performance targets were based on annual pre-tax diluted earnings per share, excluding any unrealized gains or losses on equity investments in private companies, and market share. For the first-year period of the fiscal 2024 grants, the board certified a performance adjustment factor of 38%. For the second- and third-year periods of the fiscal 2024 awards, the performance targets are based on annual pre-tax earnings, excluding any unrealized gains or losses on equity investments in private companies and any significant non-recurring non-cash gains or losses. For the second-year period of the fiscal 2024 grants, the board certified a performance adjustment factor of 159%. For the third-year period of the fiscal 2024 grants, the board certified a performance adjustment factor of 0%. For the fiscal 2025, fiscal 2026 and fiscal 2027 awards, the performance targets are based on cumulative three-year pre-tax earnings, excluding any unrealized gains or losses on equity investments in private companies and any significant non-recurring non-cash gains or losses.
PSUs do not have voting rights. The grant date fair values are based on the closing prices of our common stock on the grant dates. As of May 31, 2026, 724,329 units were outstanding at a weighted average grant date fair value per share of $54.92.
Stock-Settled Deferred Stock Units.  Also referred to as deferred stock units, or DSUs, these are restricted stock unit awards granted to non-employee members of our board that are converted into one share of common stock for each unit granted. Conversion occurs at the end of the one-year vesting period unless the director has exercised the option to defer conversion until separation of service to the company. The grant date fair values are based on the closing prices of our common stock on the grant dates. DSUs have no voting rights. As of May 31, 2026, 128,526 units were outstanding at a weighted average grant date fair value of $83.61.
Restricted Stock Awards.  Restricted stock awards, or RSAs, are awards of our common stock that are subject to specified restrictions that generally lapse after a one- to three-year period from the date of the grant.  The grant date fair values are based on the closing prices of our common stock on the grant dates. Participants holding restricted stock are entitled to vote on matters submitted to holders of our common stock for a vote.  As of May 31, 2026, there were no RSAs outstanding.
(C)Share-Based Compensation
Composition of Share-Based Compensation Expense

	Three Months Ended
	May 31
(In thousands)	2026	2025
Cost of sales	$1,472	$647
CarMax Auto Finance income	1,379	1,410
Selling, general and administrative expenses	39,703	45,602
Share-based compensation expense, before income taxes	$42,554	$47,659

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended
	May 31
(In thousands)	2026	2025
Nonqualified stock options	$3,831	$19,944
Cash-settled restricted stock units (CRSUs)	15,748	5,867
Stock-settled market stock units (MSUs)	12,040	9,431
Stock-settled restricted stock units (SRSUs)	5,748	—
Other share-based incentives:
Stock-settled performance stock units (PSUs)	4,579	11,739
Employee stock purchase plan	608	678
Total other share-based incentives	5,187	12,417
Share-based compensation expense, before income taxes	$42,554	$47,659

Unrecognized Share-Based Compensation Expense – By Grant Type

	As of May 31, 2026
		Weighted Average
	Unrecognized	Remaining
	Compensation	Recognition Life
(Costs in millions)	Costs	(Years)
Nonqualified stock options	$27.5	2.1
Stock-settled market stock units	33.6	2.2
Stock-settled restricted stock units	14.8	1.8
Stock-settled performance stock units	11.8	2.1
Total	$87.7	2.1

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

The total costs for matching contributions for our employee stock purchase plan are included in share-based compensation expense.  There were no capitalized share-based compensation costs as of or for the three months ended May 31, 2026 or 2025.
Stock Option Activity

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and intrinsic value in thousands)	Shares	Price	Life (Years)	Value
Outstanding as of February 28, 2026	8,551	$79.83
Options granted	69	$41.01
Options exercised	—	$—
Options forfeited or expired	(1,360)	$78.36
Outstanding as of May 31, 2026	7,260	$79.74	3.6	$254

Exercisable as of May 31, 2026	5,696	$83.58	3.1	$—

Stock Option Information

	Three Months Ended May 31
	2026	2025
Options granted	69,179	1,439,463
Weighted average grant date fair value per share	$18.24	$26.23
Cash received from options exercised (in millions)	$—	$8.3
Intrinsic value of options exercised (in millions)	$—	$0.4
Realized tax benefits (in millions)	$—	$0.1

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
Assumptions Used to Estimate Option Values

	Three Months Ended May 31
	2026			2025
Dividend yield			0.0%			0.0%
Expected volatility factor (1)	45.3%	-	60.6%	41.9%	-	42.0%
Weighted average expected volatility			47.0%			41.9%
Risk-free interest rate (2)	3.6%	-	4.2%	3.7%	-	4.3%
Expected term (in years) (3)			4.7			4.7
(1)Measured using historical daily price changes of our stock for a period corresponding to the term of the options and the implied volatility derived from the market prices of traded options on our stock.
(2)Based on the U.S. Treasury yield curve at the time of grant.
(3)Represents the estimated number of years that options will be outstanding prior to exercise.

Cash-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2026	1,586	$66.78
Stock units granted	1,615	$38.53
Stock units vested and converted	(741)	$67.53
Stock units cancelled	(51)	$62.47
Outstanding as of May 31, 2026	2,409	$47.71
Cash-Settled Restricted Stock Unit Information

	Three Months Ended May 31
	2026	2025
Stock units granted	1,614,500	976,031
Initial weighted average grant date fair value per share	$38.53	$65.52
Payments (before payroll tax withholdings) upon vesting (in millions)	$37.5	$45.4
Realized tax benefits (in millions)	$9.3	$11.2
Expected Cash Settlement Range Upon Restricted Stock Unit Vesting

	As of May 31, 2026
(In thousands)	Minimum (1)	Maximum (1)
Fiscal 2028	$38,328	$102,208
Fiscal 2029	26,000	69,334
Fiscal 2030	13,096	34,922
Total expected cash settlements	$77,424	$206,464
(1)Net of estimated forfeitures.
Stock-Settled Market Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2026	632	$95.19
Stock units granted	565	$54.59
Stock units vested and converted	(156)	$99.37
Stock units cancelled	(8)	$88.40
Outstanding as of May 31, 2026	1,033	$72.40
Stock-Settled Market Stock Unit Information

	Three Months Ended May 31
	2026	2025
Stock units granted	565,143	245,840
Weighted average grant date fair value per share	$54.59	$91.97
Realized tax benefits (in millions)	$0.9	$1.5

Stock-Settled Restricted Stock Unit Activity

		Weighted
		Average
	Number of	Grant Date
(Units in thousands)	Units	Fair Value
Outstanding as of February 28, 2026	117	$39.27
Stock units granted	514	$38.68
Stock units vested and converted	(31)	$39.27
Stock units cancelled	(63)	$39.25
Outstanding as of May 31, 2026	537	$38.71
Stock-Settled Restricted Stock Unit Information

	Three Months Ended May 31
	2026	2025
Stock units granted	513,863	—
Weighted average grant date fair value per share	$38.68	$—
Realized tax benefits (in millions)	$—	$—
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
Basic and Dilutive Net Earnings Per Share Reconciliations

	Three Months Ended
	May 31
(In thousands except per share data)	2026	2025
Net earnings	$185,627	$210,381

Weighted average common shares outstanding	141,847	152,137
Dilutive potential common shares:
Stock options	—	27
Stock-settled stock units and awards	301	443
Weighted average common shares and dilutive potential common shares	142,148	152,607

Basic net earnings per share	$1.31	$1.38
Diluted net earnings per share	$1.31	$1.38

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended May 31, 2026 and 2025, options to purchase 8,131,638 shares and 7,180,325 shares of common stock, respectively, were not included.

12. Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Net	Total
	Net	Net	Unrecognized	Accumulated
	Unrecognized	Unrecognized	Beneficial	Other
	Actuarial	Hedge	Interests	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Gains	Loss
Balance as of February 28, 2026	$(38,524)	$4,345	$53	$(34,126)
Other comprehensive income before reclassifications	—	23,750	—	23,750
Amounts reclassified from accumulated other comprehensive loss	134	(3,672)	—	(3,538)
Other comprehensive income	134	20,078	—	20,212
Balance as of May 31, 2026	$(38,390)	$24,423	$53	$(13,914)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended May 31
(In thousands)	2026	2025
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$82	$44
CarMax Auto Finance income	5	4
Selling, general and administrative expenses	89	52
Total amortization reclassifications recognized in net pension expense	176	100
Tax expense	(42)	(24)
Amortization reclassifications recognized in net pension expense, net of tax	134	76
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	134	76

Cash Flow Hedges (Note 5):
Changes in fair value	31,442	(4,594)
Tax (expense) benefit	(7,692)	1,115
Changes in fair value, net of tax	23,750	(3,479)
Reclassifications to CarMax Auto Finance income	(4,852)	(10,464)
Tax benefit	1,180	2,541
Reclassification of hedge gains, net of tax	(3,672)	(7,923)
Net change in cash flow hedge unrecognized gains, net of tax	20,078	(11,402)
Total other comprehensive income (loss), net of tax	$20,212	$(11,326)

Changes in the funded status of our retirement plans, changes in the fair value of derivatives that are designated and qualify as cash flow hedges and changes in the fair value of certain of our beneficial interests in non-consolidated securitizations are recognized in accumulated other comprehensive loss. The cumulative balances are net of deferred taxes of $3.9 million as of May 31, 2026 and $10.5 million as of February 28, 2026.
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
The components of lease expense were as follows:

	Three Months Ended May 31
(In thousands)	2026	2025
Operating lease cost (1)	$21,945	$24,434
Finance lease cost:
Depreciation of lease assets	4,523	4,601
Interest on lease liabilities	5,844	6,292
Total finance lease cost	10,367	10,893
Total lease cost	$32,312	$35,327
(1)    Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of May 31	As of February 28
(In thousands)	Classification	2026	2026
Assets:
Operating lease assets	Operating lease assets	$451,441	$459,514
Finance lease assets	Property and equipment, net (1)	141,687	145,179
Total lease assets		$593,128	$604,693
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$56,988	$57,341
Finance leases	Accrued expenses and other current liabilities	18,027	16,779
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	453,352	464,696
Finance leases	Other liabilities	171,554	175,548
Total lease liabilities		$699,921	$714,364
(1)    Finance lease assets are recorded net of accumulated depreciation of $79.2 million as of May 31, 2026 and $74.6 million as of February 28, 2026.

Lease term and discount rate information related to leases was as follows:

	As of May 31	As of February 28
Lease Term and Discount Rate	2026	2026
Weighted Average Remaining Lease Term (in years)
Operating leases	15.62	15.56
Finance leases	13.88	13.99

Weighted Average Discount Rate
Operating leases	5.40%	5.37%
Finance leases	16.37%	16.44%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended May 31
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,569	$26,226
Operating cash flows from finance leases	$5,763	$6,119
Financing cash flows from finance leases	$4,084	$3,443

Lease assets obtained in exchange for lease obligations:
Operating leases	$2,493	$3,326
Finance leases	$1,031	$867
Maturities of lease liabilities were as follows:

	As of May 31, 2026
(In thousands)	Operating Leases	Finance Leases
Fiscal 2027, remaining	$62,426	$30,022
Fiscal 2028	79,973	35,990
Fiscal 2029	58,260	38,840
Fiscal 2030	48,769	28,462
Fiscal 2031	41,736	25,161
Thereafter	499,985	227,736
Total lease payments	791,149	386,211
Less: interest	(280,809)	(196,630)
Present value of lease liabilities	$510,340	$189,581
14. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information:

	Three Months Ended May 31
(In thousands)	2026	2025
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(17,356)	$7,977
Increase in financing obligations	$6,438	$—
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
On November 3, 2025, a putative class action complaint titled Jason Cap v. CarMax, Inc., et al. was filed in the United States District Court for the District of Maryland against the company and certain present or former officers of the company.  An amended complaint was filed on March 31, 2026.  The amended complaint (i) seeks to certify a class of investors who purchased or otherwise acquired the company’s publicly traded securities between June 20, 2025 and November 5, 2025, and (ii) asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The amended complaint seeks unspecified damages and an award of fees, costs, and expenses.  The company has filed a motion to dismiss the amended complaint. The company believes that the claims are without merit and intends to vigorously defend against the claims in all respects.  Given the preliminary nature of the action, we are unable to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of potential losses, if any, from this action.
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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $14.7 million as of May 31, 2026 and $21.7 million as of February 28, 2026, and is included in accrued expenses and other current liabilities.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026 (“fiscal 2026”), as well as our unaudited interim consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.  Note references are to the notes to unaudited interim consolidated financial statements included in Item 1.  All references to net earnings per share are to diluted net earnings per share.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding.
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
CarMax Sales Operations
Our sales operations segment consists of retail sales of used vehicles and related products and services, such as wholesale vehicle sales; the sale of extended protection plan (“EPP”) products, which include extended service plans (“ESPs”) and guaranteed asset protection (“GAP”); advertising and subscription revenues; and vehicle repair service. We offer competitive, no-haggle prices; a broad selection of CarMax Quality Certified used vehicles; value-added EPP products; and superior customer service. Our sales platform leverages our scale, nationwide footprint and infrastructure and empowers our customers to buy a vehicle on their terms, whether online, in-store or through a combination of both. Our associates, stores, technology and digital capabilities tied together enable us to provide the most customer-centric car buying and selling experience, a key differentiator in a large and fragmented market.
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
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans held for investment and auto loans held for sale less the interest expense associated with the debt issued to fund these loans, a provision for estimated loan losses on loans held for investment, direct expenses and income related to the sale of auto loans.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 43.3% of our retail used vehicle unit sales in the first three months of fiscal 2027.  As of May 31, 2026, CAF serviced approximately 1.1 million customer accounts, which includes its $16.71 billion portfolio of auto loans and $700 million of auto loans that have previously been sold.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of its auto loans, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first three months of fiscal 2027 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended May 31, 2026	Change from Three Months Ended May 31, 2025
Income statement information
Net sales and operating revenues	$8,013.5	6.2%
Gross profit	$854.4	(4.4)%
CAF income	$140.2	(1.0)%
Selling, general and administrative expenses	$635.2	(3.7)%
Net earnings	$185.6	(11.8)%
Unit sales information
Used unit sales	230,293	—%
Change in used unit sales in comparable stores	(0.8)%	N/A
Wholesale unit sales	162,064	8.4%
Per unit information
Used gross profit per unit	$2,177	(9.6)%
Wholesale gross profit per unit	$1,046	(0.1)%
SG&A per total unit	$1,619	(6.8)%
Per share information
Net earnings per diluted share	$1.31	(5.1)%
Online sales metrics
Digitally enabled transactions (2)	84%	4%
Omni sales (3)	70%	4%
Online retail sales (4)	14%	—%
Unit buys information
Total vehicle purchases	321,654	(4.4)%
Vehicles purchased from consumers	280,693	(2.5)%
Vehicles purchased from dealers	40,961	(15.4)%
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
Our current capital allocation strategy is to focus on funding the business to drive unit sales and earnings growth that enables us to consistently reward our shareholders. We continue to take a disciplined approach to our capital structure, including managing our net leverage to preserve efficient access to the capital markets for both CAF and CarMax overall. With leverage slightly above our targeted range, and as we focus on improving the business during this transitional period, we paused our share buybacks during the fourth quarter of fiscal 2026. For the first quarter of fiscal 2027, our leverage remained slightly above our targeted range. We remain committed to returning capital to shareholders and intend to resume share repurchases in the future at the appropriate time depending upon market conditions, our leverage and our capital needs, among other factors. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
Strategic Update and Future Outlook
We possess an award-winning, people-first culture, an iconic brand, an irreplaceable national footprint and meaningful digital capabilities. When fully harnessed, this combination enhances our competitive advantage and will drive our market share growth and financial returns in one of the largest consumer markets in the nation. Despite these advantages, it is clear that there are some key areas that have impeded our ability to perform to our full potential. Our core operations are not yet fast and efficient enough, retail prices and selection must continue to improve and our costs remain too high. In addition, our digital experience is too complex and not seamlessly connected to the in-person experience. This has put friction in the customer experience, ultimately impacting conversion and preventing us from fully leveraging our unmatched scale and store network.
In order to move forward, we have established our strategy for growth, built around four pillars with the objective of delivering strong unit sales and earnings growth that enables CarMax to consistently reward shareholders. The four pillars place the customer at the center of everything we do and are designed to meaningfully improve how we operate at scale and support consistently strong performance. Our four pillars are:
•Great Offering - give customers every reason to choose CarMax. We plan to ensure our pricing remains competitive across demand cycles while we both grow our saleable inventory and provide customers faster access to our vehicles.
•Easy Experience - make it easy to do business with us through a seamless experience. We plan to better connect digital capabilities with in-store experiences to improve conversion and customer satisfaction.
•Add Value On Each Transaction - grow profitability by maximizing value across all aspects of our business. This includes our CAF full spectrum ambitions as well as the extended protection plan redesign initiatives that are already underway.
•Run Lean - continue to reimagine our cost structure to enable a great offering. We plan to lower reconditioning costs through technology and operational efficiency while continuing to deliver the high-quality vehicles customers expect from CarMax. We are also working to enhance our logistics network and continuing to reduce our SG&A expenses.
We plan to host a strategic update in late fall to share additional details on key initiatives and milestones underlying our strategy for growth.
While this work will take time, we are encouraged that the progress we have been making across the four pillars is already translating into improved trends that we expect will continue this fiscal year. For the first quarter of fiscal 2027, on a year-over-year basis and compared to our strongest quarter from fiscal 2026, retail unit sales delivered slight growth, reflecting the near-term steps we have been taking across pricing, marketing and conversion to strengthen the business and drive performance. In addition, we levered SG&A expense on a total unit basis, expanded CAF penetration and increased EPP margin, all while improving our year-over-year EPS trend.

Regarding SG&A expenses, our goal is to achieve $200 million in exit rate savings in SG&A expense by the end of fiscal 2027. However, the year-over-year savings within fiscal 2027 are expected to be offset as we annualize over materially reduced corporate bonus and share-based compensation expense in fiscal 2026, which offsets approximately half of the anticipated savings in fiscal 2027. The savings are also expected to be impacted by inflationary pressures and new location growth. We expect the full impact from these savings to occur in fiscal 2028. For the first quarter of fiscal 2027, the year-over-year decline in SG&A expense was in line with our full year expectations and we remain on track to achieve our $200 million savings target. In addition to offsetting cost pressures, these ongoing savings are expected to enable additional flexibility to reinvest in areas that directly drive sales, while also serving as a tailwind to our earnings.
In fiscal 2027, we plan to take a more dynamic approach to margin management. We expect used margins for the full fiscal year to decline by approximately $200 per unit, although this may vary as we continue to optimize performance. This outlook reflects our pricing actions and our ongoing efforts to reduce logistics and reconditioning cost of sales in support of more competitive pricing and stronger sales. In the first quarter of fiscal 2027, we lowered margins by less than the $300 per unit guidance we provided last quarter as we balanced demand, margins and efficiency gains in our reconditioning process to support sales.
During fiscal 2026, we tested EPP product enhancements that focused on increasing penetration and margin per unit. We began the nationwide rollout of these products in the first quarter of fiscal 2027 and anticipate the full rollout to be completed in the second quarter. EPP margins increased slightly in the first quarter and we are on track to achieve incremental EPP margin per unit of approximately $35 in fiscal 2027.
In calendar 2025, we estimate we sold approximately 3.6% of the age 0- to 10-year old vehicles sold on a nationwide basis, a decrease from 3.7% in calendar 2024. External title data indicates that while we gained market share in the first half of calendar 2025, sales and market share were pressured in the second half of the year. Notwithstanding the prior pressure, we believe we will grow our market share on a sustainable basis going forward.
As of May 31, 2026, we operated 256 used car stores located in 110 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first three months of fiscal 2027, we opened one stand-alone reconditioning/auction center located in Locust Grove, Georgia, supporting the Atlanta metro market. During the remainder of the fiscal year, we plan to open four stores, two stand-alone auction facilities and one additional stand-alone reconditioning/auction center. We are utilizing our stand-alone reconditioning and auction locations to balance capacity and drive efficiencies across the network.
While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2026 and Part II, Item 1A of this report.
CRITICAL ACCOUNTING ESTIMATES
For information on critical accounting policies, see “Critical Accounting Estimates” in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS
NET SALES AND OPERATING REVENUES

	Three Months Ended May 31
(In millions)	2026	2025	Change
Used vehicle sales	$6,391.3	$6,103.4	4.7%
Wholesale vehicle sales	1,427.6	1,252.7	14.0%
Other sales and revenues:
Extended protection plan revenues	133.5	131.7	1.4%
Third-party finance fees, net	(4.5)	(0.7)	(542.8)%
Advertising & subscription revenues (1)	36.7	36.5	0.4%
Other	28.9	22.9	26.2%
Total other sales and revenues	194.6	190.4	2.2%
Total net sales and operating revenues	$8,013.5	$7,546.5	6.2%

(1)    Excludes intercompany sales and operating revenues that have been eliminated in consolidation.

UNIT SALES

	Three Months Ended May 31
	2026	2025	Change
Used vehicles	230,293	230,210	—%
Wholesale vehicles	162,064	149,517	8.4%
Total vehicles	392,357	379,727	3.3%

AVERAGE SELLING PRICES

	Three Months Ended May 31
	2026	2025	Change
Used vehicles	$27,288	$26,120	4.5%
Wholesale vehicles	$8,364	$7,959	5.1%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended May 31 (1)
	2026	2025
Used vehicle units	(0.8)%	8.1%
Used vehicle revenues	3.8%	6.6%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended May 31
	2026	2025
Used vehicle units	—%	9.0%
Used vehicle revenues	4.7%	7.5%

Wholesale vehicle units	8.4%	1.2%
Wholesale vehicle revenues	14.0%	(0.3)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended May 31 (1)
	2026	2025
CAF (2)	45.7%	44.4%
Tier 2 (3)	15.7%	17.7%
Tier 3 (4)	9.0%	8.0%
Other (5)	29.6%	29.9%
Total	100.0%	100.0%

(1)    Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent less than 5% of total used units sold.
(3)    Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)    Third-party finance providers to whom we pay a fee.
(5)    Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended May 31
	2026	2025
Used car stores, beginning of period	256	250
Store openings	—	—
Used car stores, end of period	256	250

Used Vehicle Sales.  The 4.7% increase in used vehicle revenues in the first quarter of fiscal 2027 was driven by a 4.5% increase in average retail selling price, or approximately $1,200. Total used unit sales increased slightly from the prior year quarter, which benefited from tariff-driven demand, and included a 0.8% decrease in comparable store used unit sales. Sales performance in the first quarter of fiscal 2027 was supported by more competitive vehicle pricing, an increase in acquisition marketing and the initial progress made towards our four strategic pillars, discussed above.
The increase in average retail selling price in the first quarter of fiscal 2027 primarily reflected an increase in vehicle acquisition costs as well as a shift in the mix of our sales by vehicle age.
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
The 14.0% increase in wholesale vehicle revenues in the first quarter of fiscal 2027 was driven by an 8.4% increase in unit sales and a 5.1% increase in average selling price, or approximately $400. The increase in average selling price in the first quarter of fiscal 2027 primarily reflected an increase in vehicle acquisition costs.
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
Other sales and revenues was relatively consistent year-over-year, increasing 2.2% in the first quarter of fiscal 2027.

GROSS PROFIT

	Three Months Ended May 31 (1)
(In millions)	2026	2025	Change
Used vehicle gross profit	$501.4	$554.2	(9.5)%
Wholesale vehicle gross profit	169.5	156.6	8.3%
Other gross profit	183.5	182.8	0.4%
Total	$854.4	$893.6	(4.4)%

(1)    Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended May 31 (1)
	2026		2025
	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,177	7.8	$2,407	9.1
Wholesale vehicle gross profit	$1,046	11.9	$1,047	12.5
Other gross profit	$797	94.4	$794	96.1

(1)    Amounts are net of intercompany eliminations.
(2)    Calculated as category gross profit divided by its respective units sold, except the other category, which is divided by total used units sold.
(3)    Calculated as a percentage of its respective sales or revenue.
Used Vehicle Gross Profit.  We target a dollar range of gross profit per used unit sold, using a dynamic approach.  The gross profit dollar target for an individual vehicle is based on a variety of factors, including its probability of sale and its mileage relative to its age; however, it is not primarily based on the vehicle’s selling price.  Our ability to quickly adjust appraisal offers to be consistent with trends in the broader trade-in market and the pace of our inventory turns reduce our exposure to the inherent continual fluctuation in used vehicle values and contribute to our ability to manage gross profit dollars per unit. Gross profit per used unit is consistent across our sales platform.
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
Used vehicle gross profit decreased 9.5% in the first quarter of fiscal 2027, primarily driven by lower used vehicle gross profit per unit, which decreased $230 from the record high first quarter in the prior year. The decrease in used vehicle gross profit per unit reflects the continuation of pricing actions implemented to drive unit sales. In the first quarter of fiscal 2027, we lowered margins by less than the $300 per unit guidance we provided last quarter as we balanced demand, margins and efficiency gains in our reconditioning process to support sales.
Wholesale Vehicle Gross Profit.  Our wholesale gross profit per unit reflects the demand for older, higher mileage vehicles, which are the mainstay of our auctions, as well as strong dealer attendance and resulting high dealer-to-car ratios at our auctions.  The frequency of our auctions, which are generally held weekly or bi-weekly, minimizes the depreciation risk on these vehicles.  Our ability to adjust appraisal offers and quickly move vehicles to our stand-alone auctions in response to the wholesale pricing environment are key factors that influence wholesale gross profit.
Wholesale vehicle gross profit increased 8.3% in the first quarter of fiscal 2027, driven by an 8.4% increase in wholesale unit sales. Wholesale vehicle gross profit per unit was in line with the prior year period.

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
Other gross profit was relatively consistent year-over year, decreasing 0.4% in the first quarter of fiscal 2027.
SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended May 31, 2026

Total comp and benefits
Occupancy costs
Advertising expense
Other overhead costs
19%
12%
11%
58%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended May 31
(In millions except per unit data)	2026	2025	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$329.6	$349.0	(5.6)%
Share-based compensation expense	39.7	45.6	(12.9)%
Total compensation and benefits (2)	$369.3	$394.6	(6.4)%
Occupancy costs	66.8	68.9	(3.0)%
Advertising expense	75.9	67.9	11.8%
Other overhead costs (3)	123.2	128.2	(4.0)%
Total SG&A expenses	$635.2	$659.6	(3.7)%
SG&A per total unit	$1,619	$1,737	(6.8)%
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
SG&A expenses decreased $24.5 million, or 3.7%, in the first three months of fiscal 2027. Factors contributing to the net decrease include the following:
•$25.3 million decrease in total compensation and benefits primarily driven by reduced payroll expense as we make tangible progress toward our targeted cost reductions.
•$8.0 million increase in advertising expense, reflecting higher acquisition marketing spend to support sales and buys.

During the first quarter of fiscal 2027, we levered SG&A on a total unit basis by $118, or 6.8%. In fiscal 2027, we expect to leverage SG&A per total unit when excluding the restructuring charges incurred in fiscal 2026.
Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.
Interest expense increased to $33.8 million in the first quarter of fiscal 2027 compared with $27.1 million in the first quarter of fiscal 2026. The increase reflects higher outstanding debt balances, primarily related to our revolving credit facility.
Other Income. Other income of $2.1 million in the first quarter of fiscal 2027 was relatively consistent with $0.3 million in the first quarter of fiscal 2026.
Income Taxes.  The effective income tax rate was 28.2% in the first quarter of fiscal 2027 versus 25.7% in the first quarter of fiscal 2026. The increase in the effective income tax rate was primarily driven by the expiration of unexercised stock options as well as the impact of tax credit purchases on the prior year quarter.
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
We typically use securitizations or other funding arrangements to fund loans originated by CAF.  Certain pools of loans may be sold in such a way that CAF relinquishes all, or nearly all, of its continuing financial interests in the loans. These loans are classified as held for sale on our consolidated balance sheet until they are sold, at which point a gain on sale is recognized. As servicer, CAF continues to be responsible for managing collections and performing other servicing activities for the sold auto loans and earns servicing income as compensation for these activities.
As part of our initial plan to increase CAF penetration to 50%, we began a measured expansion in fiscal 2026 by recapturing profitable segments of Tier 1 originations that we had previously shifted to our Tier 2 lenders as well as testing expanded lending with a focus in the top half of the Tier 2 space. We continue to monitor consumer behavior and the broader economy and adjust our origination strategy as needed. We expect each additional percentage point of CAF penetration to generate $10 million to $12 million in lifetime pre-tax income per year of origination, net of the impact to finance partner participation fees. Our pre-tax income expectations will be impacted by the volume of loans originated, interest rates charged to customers, loan terms, loss rates, average credit scores, funding strategy, loan sales and the broader macroeconomic and lending environments. In fiscal 2026, CAF targeted originating less than 15% and 5% of the total Tier 2 and Tier 3 loan volume, respectively. In fiscal 2027, we intend to increase the target originations for Tier 2 to approximately 30% of the total volume across the Tier 2 spectrum, with a continued focus on the top half of the Tier 2 space. We do not plan to increase our target originations for Tier 3 in fiscal 2027. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment, which includes funding availability, along with the long-term sustainability of the change.
Tier 2 and Tier 3 loans have higher loss and delinquency rates than the remainder of the CAF portfolio, as well as higher contract rates, which impact the provision for loan losses and allowance for loan losses as a percentage of auto loans held for investment. An increase in CAF’s net penetration of one percentage point generally corresponds to approximately $50 million to $60 million of originations. We estimate that these incremental originations, if consisting of only Tier 1 loans, would result in an increase to the provision of approximately $1.5 million to $2.0 million. For an incremental percentage point of penetration consisting of only Tier 2 loans, we estimate that the provision would increase by approximately $10 million to $12 million. These estimates are impacted by the credit mix of originations and the broader macroeconomic environment as well as our ability to execute the sale of certain pools of auto loans During the first quarter of fiscal 2027, approximately 90% of CAF originations were Tier 1, with the remaining 10% consisting of Tier 2.
CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.
See Note 3 for additional information on CAF income and Note 4 for information on auto loans held for investment, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended May 31
(In millions)	2026	2025
Interest margin:
Interest and fee income	$460.9	$485.4
Interest expense	(184.2)	(197.5)
Total interest margin	$276.7	$287.9
Provision for loan losses	$(95.6)	$(101.7)
CarMax Auto Finance income	$140.2	$141.7

Average auto loans outstanding (1)	$16,533.7	$17,719.9
Total interest margin as a percent of average auto loans outstanding	6.7%	6.5%

(1)    Includes auto loans held for investment and auto loans held for sale.
CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS) (1)

	Three Months Ended May 31
	2026	2025
Net auto loans originated (in millions)	$2,445.1	$2,318.5
Vehicle units financed	99,607	96,192
Net penetration rate (2)	43.3%	41.8%
Weighted average contract rate	11.3%	11.4%
Weighted average credit score (3)	720	722
Weighted average loan-to-value (LTV) (4)	88.8%	89.3%
Weighted average term (in months)	69.0	68.6
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

LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended May 31
(In millions)	2026	2025
Ending auto loans held for investment	$16,098.5	$17,154.5
Average auto loans held for investment	$16,350.6	$17,614.5
Allowance for loan losses	$475.0	$474.2
Allowance for loan losses as a percentage of ending auto loans held for investment	2.95%	2.76%
Net credit losses	$73.6	$86.2
Annualized net credit losses as a percentage of average auto loans held for investment	1.80%	1.96%
Past due accounts as a percentage of ending auto loans held for investment	5.20%	5.48%
Average recovery rate (1)	47.5%	47.4%
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
•CAF Income
◦CAF income decreased $1.4 million, or 1.0%, in the first quarter of fiscal 2027 primarily driven by the decrease in average auto loans outstanding resulting from the sale of auto loans during the third quarter of fiscal 2026, which in turn reduced total interest margin. This decrease was largely offset by interest earned on higher margin loans from our full spectrum growth as well as servicing income associated with the sold auto loans.
•Total Interest Margin
◦Total interest margin increased as a percentage of average auto loans outstanding to 6.7% in the first quarter of fiscal 2027, compared with 6.5% in the first quarter of fiscal 2026. The increase was primarily due to higher margin loans driven by our Tier 2 expansion. We expect that our total interest margin percentage will be approximately 6.5% for the remainder of fiscal 2027.
•Provision for Loan Losses
◦The provision for loan losses resulted in expense of $95.6 million in the first quarter of fiscal 2027 compared with expense of $101.7 million in the first quarter of fiscal 2026.
◦Losses for the first quarter of fiscal 2027 were in line with expectations and the provision largely reflects our estimate of lifetime losses on new originations for the period, which includes our continued expansion in the Tier 2 credit space. The provision for the prior year period reflected unfavorable loss performance, primarily within loans originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged by the inflationary environment.
◦There were also reductions in the provision for both the first quarter of fiscal 2027 and fiscal 2026 due to the release of $25.1 million and $26.5 million, respectively, for the allowance previously recorded for loans that were reclassified as held for sale.
◦The allowance for loan losses as a percentage of auto loans held for investment was 2.95% as of May 31, 2026, compared with 2.76% as of May 31, 2025 and 2.78% as of February 28, 2026. The increase in the allowance percentage was primarily driven by our continued expansion in the Tier 2 credit space, along with seasonality as the credit mix of new originations tends to shift down the credit spectrum during tax season.
•Loan Performance
◦The increase in net loan originations in the first quarter of fiscal 2027 primarily resulted from increases in the net penetration rate and the average amount financed.
◦CAF net penetration increased 150 basis points in the first quarter of fiscal 2027 due to our continued expansion into the Tier 2 credit space.

PLANNED FUTURE ACTIVITIES
During the first three months of fiscal 2027, we opened one stand-alone reconditioning/auction center in Locust Grove, Georgia. For the remainder of fiscal 2027, we anticipate opening four new store locations, one additional stand-alone reconditioning/auction center and two stand-alone auction facilities. We currently estimate capital expenditures will total approximately $400 million in fiscal 2027. Capital expenditures were $541.0 million in fiscal 2026. Planned capital spending in fiscal 2027 largely consists of spending to support our future long-term growth in offsite reconditioning and auction facilities, as well as our new stores. This spending is expected to be at a reduced rate as compared with the prior year due to significant investments made in fiscal 2026 as well as slowed growth in store openings in the current and upcoming fiscal years.
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
Our current capital allocation strategy is to focus on funding the business to drive unit sales and earnings growth that enables us to consistently reward our shareholders. We continue to take a disciplined approach to our capital structure, including managing our net leverage to preserve efficient access to the capital markets for both CAF and CarMax overall. With leverage slightly above our targeted range, and as we focus on improving the business during this transitional period, we paused our share buybacks during the fourth quarter of fiscal 2026. For the first quarter of fiscal 2027, our leverage remained slightly above our targeted range. We remain committed to returning capital to shareholders and intend to resume share repurchases in the future at the appropriate time depending upon market conditions, our leverage and our capital needs, among other factors. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
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
Operating Activities.  During the first three months of fiscal 2027, net cash provided by operating activities totaled $17.6 million compared with $299.5 million in the prior year period.
As of May 31, 2026, total inventory was $4.06 billion, representing a decrease of $74.2 million, or 1.8%, compared with the balance as of the start of the fiscal year.  The decrease was primarily due to a decrease in volume driven by seasonality related to the end of tax refund season, partially offset by an increase in average cost driven by increased acquisition costs.
Our operating cash flows are significantly impacted by changes in auto loans held for investment and auto loans held for sale, which combined increased $351.7 million in the current year period compared with $299.6 million in the prior year period.  A significant portion of the changes in auto loans held for investment and auto loans held for sale are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net issuances of non-recourse notes payable were $254.8 million in the current year period compared with $82.5 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans held for investment, auto loans held for sale and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can impact our operating and financing cash flows without significantly affecting our overall liquidity, working capital or cash flows.
The decrease in net cash provided by operating activities for the first three months of the current fiscal year compared with the prior year period primarily reflected changes in inventory and the net change in auto loans held for investment and auto loans held for sale, as discussed above.
Investing Activities. During the first three months of fiscal 2027, net cash used in investing activities totaled $99.6 million compared with $141.2 million in fiscal 2026.  Capital expenditures were $103.3 million in the current year period versus $136.7 million in the prior year period.  Capital expenditures primarily included construction costs to support our growth in offsite reconditioning and auction facilities as well as our new stores.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to locations that we open in subsequent fiscal years.
As of May 31, 2026, 171 of our 256 used car stores were located on owned sites and 85 were located on leased sites, including 29 land-only leases and 56 land and building leases.
Financing Activities.  During the first three months of fiscal 2027, net cash provided by financing activities totaled $90.5 million compared with net cash used in financing activities of $129.4 million in the prior year period.  Included in these amounts were net issuances of non-recourse notes payable of $254.8 million compared with $82.5 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans held for investment and auto loans held for sale (see “Operating Activities”).
During the first three months of fiscal 2027, cash provided by financing activities was impacted by net payments on our long-term debt of $151.8 million. During the first three months of fiscal 2026, cash used in financing activities was impacted by net payments on our long-term debt of $3.9 million as well as stock repurchases of $204.0 million.
TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of May 31	As of February 28
Debt Description (1)	Maturity Date	2026	2026
Revolving credit facility (2)	June 2028	$893,000	$840,800
Term loan (2)	November 2030	499,309	499,271
4.17% Senior notes	April 2026	—	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	486,325	483,633
Non-recourse notes payable	Various dates through April 2033	16,082,391	15,827,609
Total debt (3)		$18,161,025	$18,051,313
Cash and cash equivalents		$132,223	$122,826

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us. The credit facility, term loan and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of May 31, 2026, we were in compliance with these financial covenants.
On June 15, 2026, we entered into a new term loan agreement for an aggregate principal amount of $500 million, which will mature on June 15, 2029. The proceeds from the term loan were used to pay down normal course borrowings under our $2.00 billion credit facility and for other working capital and general corporate purposes.
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
As of May 31, 2026, $12.97 billion and $3.11 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first three months of fiscal 2027, we funded a total of $1.36 billion in asset-backed term funding transactions.  As of May 31, 2026, we had $3.24 billion of unused capacity in our warehouse facilities.
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
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements, cash flow dynamics and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of May 31, 2026, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $1.31 billion remained available for repurchase. See Note 10 for more information on share repurchase activity.
Fair Value Measurements
We recognize money market securities, mutual fund investments, certain equity investments, beneficial interests in non-consolidated securitizations and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.
FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report that are not statements of historical fact, including statements about our future business plans, operations, challenges, opportunities or prospects, including without limitation any statements or factors regarding our recent leadership transition, four-pillar strategic framework, operating capacity, sales, inventory, market share, financial and operational targets and goals, revenue, margins, expenses, liquidity, loan originations, capital expenditures, share repurchase plans, debt obligations or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “commit,” “could,” “enable,” “encourage,” “estimate,” “expect,” “focus on,” “intend,” “may,” “on track,” “outlook,” “plan,” “position,” “predict,” “should,” “target,” “will” and other similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge, expectations and assumptions and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
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
•The failure or inability to realize the expected benefits and objectives associated with our four-pillar strategic framework.
•Our inability to realize the benefits associated with our sales platform or initiatives designed to leverage evolving technologies, including AI.
•Factors related to geographic and sales growth, including the inability to effectively manage our growth.

•Our inability to recruit, develop and retain associates and maintain positive associate relations.
•The loss of key associates from our store, regional or corporate management teams, the failure to effectively execute key executive succession plans, disruptions associated with leadership transitions or a significant increase in labor costs.
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
•The impact of potential shareholder activism.
For more details on factors that could affect expectations, see Part II, Item 1A, “Risk Factors” on Page 46 of this report, our Annual Report on Form 10-K for the fiscal year ended February 28, 2026, and our quarterly or current reports as filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).  Our filings are publicly available on our investor information home page at investors.carmax.com.  Requests for information may also be made to our Investor Relations Department by email to investor_relations@carmax.com or by calling 1-804-747-0422, ext. 7865.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risk since February 28, 2026.  For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

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
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended May 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings
For a discussion of certain legal proceedings, see Note 15 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A.     Risk Factors
In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended February 28, 2026, should be considered.  These risks could materially and adversely affect our business, financial condition, and results of operations.  There have been no material changes to the factors discussed in our Form 10‑K.
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
The following table provides information relating to the company’s repurchase of common stock for the first quarter of fiscal 2027. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
March 1 - 31, 2026	—	$—	—	$1,305,060,166
April 1 - 30, 2026	—	$—	—	$1,305,060,166
May 1 - 31, 2026	—	$—	—	$1,305,060,166
Total	—		—

Item 6.    Exhibits

10.1	Form of CarMax, Inc. Amended and Restated Severance Agreement between CarMax, Inc. and the persons listed at the end of such Agreement, as filed as Exhibit 10.1 to CarMax's Current Report on Form 8-K, filed March 2, 2026 (File No. 1-31420), is incorporated by this reference.*

10.2	Term Loan Credit Agreement, dated as of June 15, 2026, among CarMax Auto Superstores, Inc., CarMax, Inc., MUFG Bank, Ltd., as administrative agent, and the other lending institutions named therein, filed herewith.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
* Indicates management contract, compensatory plan or arrangement of the company required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARMAX, INC.

By:	/s/ Keith Barr
Keith Barr
President and
Chief Executive Officer

By:	/s/ Enrique N. Mayor-Mora
Enrique N. Mayor-Mora
Executive Vice President and
Chief Financial Officer

June 24, 2026