Form 10-Q
period 2026-08-31
CARMAX INC
filed 2026-09-30
CIK 1170010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 28, 2026
Common Stock, par value $0.50	141,942,807

CARMAX, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Statements of Earnings (Unaudited) –
		Three and Six Months Ended August 31, 2026 and 2025	3

		Consolidated Statements of Comprehensive Income (Unaudited) –
		Three and Six Months Ended August 31, 2026 and 2025	4

		Consolidated Balance Sheets (Unaudited) –
		August 31, 2026 and February 28, 2026	5

		Consolidated Statements of Cash Flows (Unaudited) –
		Six Months Ended August 31, 2026 and 2025	6

		Consolidated Statements of Shareholders’ Equity (Unaudited) –
		Three and Six Months Ended August 31, 2026 and 2025	7

		Notes to Consolidated Financial Statements (Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	28

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

	Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	45

	Item 1A.	Risk Factors	45

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

	Item 6.	Exhibits	46

SIGNATURES			47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended August 31				Six Months Ended August 31
(In thousands except per share data)	2026	%(1)	2025	%(1)	2026	%(1)	2025	%(1)
SALES AND OPERATING REVENUES:
Used vehicle sales	$6,310,930	80.1	$5,270,712	79.9	$12,702,262	79.9	$11,374,152	80.4
Wholesale vehicle sales	1,358,540	17.2	1,149,568	17.4	2,786,175	17.5	2,402,306	17.0
Other sales and revenues	208,440	2.6	174,404	2.6	402,992	2.5	364,767	2.6
NET SALES AND OPERATING REVENUES	7,877,910	100.0	6,594,684	100.0	15,891,429	100.0	14,141,225	100.0
COST OF SALES:
Used vehicle cost of sales	5,832,331	74.0	4,828,095	73.2	11,722,310	73.8	10,377,352	73.4
Wholesale vehicle cost of sales	1,220,923	15.5	1,012,248	15.3	2,479,067	15.6	2,108,415	14.9
Other cost of sales	25,192	0.3	36,675	0.6	36,174	0.2	44,169	0.3
TOTAL COST OF SALES	7,078,446	89.9	5,877,018	89.1	14,237,551	89.6	12,529,936	88.6
GROSS PROFIT	799,464	10.1	717,666	10.9	1,653,878	10.4	1,611,289	11.4
CARMAX AUTO FINANCE INCOME	135,560	1.7	102,638	1.6	275,801	1.7	244,288	1.7
Selling, general and administrative expenses	628,576	8.0	601,093	9.1	1,263,751	8.0	1,260,736	8.9
Depreciation and amortization	70,105	0.9	67,285	1.0	139,318	0.9	133,024	0.9
Interest expense	31,831	0.4	28,453	0.4	65,642	0.4	55,523	0.4
Other income	(18,554)	(0.2)	(3,624)	(0.1)	(20,655)	(0.1)	(3,933)	—
Earnings before income taxes	223,066	2.8	127,097	1.9	481,623	3.0	410,227	2.9
Income tax provision	57,779	0.7	31,719	0.5	130,709	0.8	104,468	0.7
NET EARNINGS	$165,287	2.1	$95,378	1.4	$350,914	2.2	$305,759	2.2
WEIGHTED AVERAGE COMMON SHARES:
Basic	141,927		149,291		141,887		150,714
Diluted	142,450		149,637		142,299		151,122
NET EARNINGS PER SHARE:
Basic	$1.16		$0.64		$2.47		$2.03
Diluted	$1.16		$0.64		$2.47		$2.02

(1)    Percents are calculated as a percentage of net sales and operating revenues and may not total due to rounding.

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2026	2025	2026	2025
NET EARNINGS	$165,287	$95,378	$350,914	$305,759
Other comprehensive income (loss), net of taxes:
Net change in retirement benefit plan unrecognized actuarial losses	135	76	269	152
Net change in cash flow hedge unrecognized gains	8,096	(13,136)	28,174	(24,538)
Other comprehensive income (loss), net of taxes	8,231	(13,060)	28,443	(24,386)
TOTAL COMPREHENSIVE INCOME	$173,518	$82,318	$379,357	$281,373

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of August 31	As of February 28
(In thousands except share data)	2026	2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,525	$122,826
Restricted cash from collections on auto loans held for investment	604,917	592,033
Accounts receivable, net	224,627	204,453
Auto loans held for sale	106,541	100,491
Inventory	3,854,781	4,137,005
Other current assets	146,897	153,594
TOTAL CURRENT ASSETS	5,108,288	5,310,402
Auto loans held for investment, net of allowance for loan losses of $497,287 and $453,027 as of August 31, 2026 and February 28, 2026, respectively	15,812,110	15,952,291
Property and equipment, net of accumulated depreciation of $2,361,254 and $2,217,485 as of August 31, 2026 and February 28, 2026, respectively	4,078,519	4,070,293
Deferred income taxes	81,868	78,479
Operating lease assets	440,965	459,514
Other assets	546,606	496,924
TOTAL ASSETS	$26,068,356	$26,367,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$989,458	$1,117,976
Accrued expenses and other current liabilities	525,658	475,495
Accrued income taxes	32,138	2,019
Current portion of operating lease liabilities	56,969	57,341
Current portion of long-term debt	17,693	217,323
Current portion of non-recourse notes payable	571,690	544,651
TOTAL CURRENT LIABILITIES	2,193,606	2,414,805
Long-term debt, excluding current portion	1,663,339	2,006,217
Non-recourse notes payable, excluding current portion	15,122,548	15,254,330
Operating lease liabilities, excluding current portion	439,000	464,696
Other liabilities	345,330	338,999
TOTAL LIABILITIES	19,763,823	20,479,047

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY:
Common stock, $0.50 par value; 350,000,000 shares authorized; 141,934,489 and 141,799,070 shares issued and outstanding as of August 31, 2026 and February 28, 2026, respectively	70,967	70,900
Capital in excess of par value	1,846,476	1,810,223
Accumulated other comprehensive loss	(5,683)	(34,126)
Retained earnings	4,392,773	4,041,859
TOTAL SHAREHOLDERS’ EQUITY	6,304,533	5,888,856
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,068,356	$26,367,903

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31
(In thousands)	2026	2025
OPERATING ACTIVITIES:
Net earnings	$350,914	$305,759
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	188,098	163,715
Share-based compensation expense	74,304	71,255
Provision for loan losses	208,975	243,904
Provision for cancellation reserves	53,315	41,897
Deferred income tax (benefit) provision	(12,620)	42,424
Proceeds from sale of auto loans	579,907	—
Other	(39,899)	1,393
Net (increase) decrease in:
Accounts receivable, net	(19,484)	15,177
Auto loans held for sale	(106,541)	(921,928)
Inventory	282,224	785,052
Other current assets	28,762	6,331
Auto loans held for investment, net	(564,434)	612,649
Other assets	(17,318)	(13,889)
Net decrease in:
Accounts payable, accrued expenses and other
current liabilities and accrued income taxes	(51,562)	(230,470)
Other liabilities	(54,118)	(38,232)
NET CASH PROVIDED BY OPERATING ACTIVITIES	900,523	1,085,037
INVESTING ACTIVITIES:
Capital expenditures	(180,442)	(268,204)
Proceeds from disposal of property and equipment	253	348
Purchases of investments	(3,373)	(5,765)
Sales and returns of investments	2,780	1,155
Principal payments received on beneficial interests	10,524	—
NET CASH USED IN INVESTING ACTIVITIES	(170,258)	(272,466)
FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	3,073,100	87,000
Payments on long-term debt	(3,621,987)	(94,955)
Cash paid for debt issuance costs	(11,162)	(13,279)
Payments on finance lease obligations	(8,442)	(7,105)
Issuances of non-recourse notes payable	6,742,859	6,848,169
Payments on non-recourse notes payable	(6,849,158)	(6,911,012)
Repurchase and retirement of common stock	(2,621)	(384,873)
Equity issuances	83	8,349
NET CASH USED IN FINANCING ACTIVITIES	(677,328)	(467,706)
Increase in cash, cash equivalents, and restricted cash	52,937	344,865
Cash, cash equivalents, and restricted cash at beginning of year	862,850	960,310
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$915,787	$1,305,175

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$170,525	$540,374
Restricted cash from collections on auto loans held for investment	604,917	618,792
Restricted cash included in other assets	140,345	146,009
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$915,787	$1,305,175

See accompanying notes to consolidated financial statements.

CARMAX, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended August 31, 2026
					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Par Value	Earnings	Loss	Total
Balance as of February 28, 2026	141,799	$70,900	$1,810,223	$4,041,859	$(34,126)	$5,888,856
Net earnings	—	—	—	185,627	—	185,627
Other comprehensive income	—	—	—	—	20,212	20,212
Share-based compensation expense	—	—	26,198	—	—	26,198
Stock incentive plans, net shares issued	110	55	(2,363)	—	—	(2,308)
Balance as of May 31, 2026	141,909	$70,955	$1,834,058	$4,227,486	$(13,914)	$6,118,585
Net earnings	—	—	—	165,287	—	165,287
Other comprehensive income	—	—	—	—	8,231	8,231
Share-based compensation expense	—	—	12,661	—	—	12,661
Exercise of common stock options	1	1	82	—	—	83
Stock incentive plans, net shares issued	24	11	(325)	—	—	(314)
Balance as of August 31, 2026	141,934	$70,967	$1,846,476	$4,392,773	$(5,683)	$6,304,533

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
Disaggregation of Revenue

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2026	2025	2026	2025
Used vehicle sales	$6,310.9	$5,270.7	$12,702.3	$11,374.2
Wholesale vehicle sales	1,358.5	1,149.6	2,786.2	2,402.3
Other sales and revenues:
Extended protection plan revenues	141.6	115.1	275.1	246.8
Third-party finance fees, net	(1.8)	(0.8)	(6.3)	(1.5)
Advertising & subscription revenues (1)	36.3	37.9	72.9	74.4
Service revenues	26.8	19.2	51.0	38.6
Other	5.5	3.0	10.3	6.5
Total other sales and revenues	208.4	174.4	403.0	364.8
Total net sales and operating revenues	$7,877.9	$6,594.7	$15,891.4	$14,141.2

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
We are contractually entitled to receive profit-sharing revenues based on the performance of the ESPs administered by third parties. These revenues are a form of variable consideration included in EPP revenues to the extent that it is probable that it will not result in a significant revenue reversal. An estimate of the amount to which we expect to be entitled is determined upon satisfying the performance obligation of selling the ESP. This estimate is subject to various constraints; primarily, factors that are outside of the company’s influence or control. We have determined that these constraints generally preclude any profit-sharing revenues from being recognized before they are paid. As of August 31, 2026 and February 28, 2026, no current or long-term contract asset was recognized related to cumulative profit-sharing payments to which we expect to be entitled. The estimate of the amount to which we expect to be entitled is reassessed each reporting period and any changes are reflected in other sales and revenues on our consolidated statements of earnings and other assets on our consolidated balance sheets.
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
We typically use securitizations or other funding arrangements to fund loans originated by CAF.  Certain pools of loans may be sold in such a way that CAF relinquishes all, or nearly all, of its continuing financial interests in the loans. We classify these loans as held for sale when we have both the intent and ability to sell the loans in an off-balance sheet transaction. As of August 31, 2026, the carrying value of auto loans held for sale was $106.5 million and no valuation allowance was recorded. Once sold, CAF, as servicer, continues to be responsible for managing collections and performing other servicing activities for the sold auto loans and earns servicing income as compensation for these activities. During the second quarter, we executed a non-prime securitization transaction that resulted in the sale of approximately $596 million of auto loans, inclusive of accrued interest, in exchange for consideration in the form of cash and beneficial interests. We recognized a gain on sale of $16.6 million from the transaction, net of transaction expenses.
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

Components of CAF Income

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2026	2025	2026	2025
Interest margin:
Interest and fee income	$456.2	$489.8	$917.1	$975.2
Interest expense	(182.3)	(199.2)	(366.5)	(396.7)
Total interest margin	273.9	290.6	550.6	578.5
Provision for loan losses	(113.4)	(142.2)	(209.0)	(243.9)
Total interest margin after provision for loan losses	160.5	148.4	341.6	334.6
Servicing income	6.1	—	10.3	—
Direct expenses:
Payroll and fringe benefit expense	(18.6)	(20.5)	(36.8)	(40.5)
Depreciation and amortization	(4.5)	(4.4)	(9.0)	(8.7)
Other direct expenses	(24.5)	(20.9)	(46.9)	(41.1)
Total direct expenses	(47.6)	(45.8)	(92.7)	(90.3)
Gain on sale of auto loans	16.6	—	16.6	—
CarMax Auto Finance income	$135.6	$102.6	$275.8	$244.3

4. Auto Loans Held for Investment
Auto loans held for investment include amounts due from customers related to retail vehicle sales financed through CAF and are presented net of an allowance for estimated loan losses.  These auto loans represent a large group of smaller-balance homogeneous loans, which we consider to be part of one class of financing receivable and one portfolio segment for purposes of determining our allowance for loan losses. We generally use warehouse facilities to fund auto loans held for investment originated by CAF until we elect to fund them through an asset-backed term funding transaction, such as a term securitization or alternative funding arrangement.  We recognize transfers of auto loans held for investment into the warehouse facilities and asset-backed term funding transactions (together, “non-recourse funding vehicles”) as secured borrowings, which result in recording the auto loans held for investment and the related non-recourse notes payable on our consolidated balance sheets. The majority of the auto loans held for investment serve as collateral for the related non-recourse notes payable of $15.72 billion as of August 31, 2026, and $15.83 billion as of February 28, 2026. See Note 9 for additional information on securitizations and non-recourse notes payable.
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
Auto Loans Held for Investment, Net

	As of August 31	As of February 28
(In millions)	2026	2026
Auto loans held for investment	$16,198.7	$16,271.9
Accrued interest and fees	100.2	92.9
Other	10.5	40.5
Less: allowance for loan losses	(497.3)	(453.0)
Auto loans held for investment, net	$15,812.1	$15,952.3

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
Auto Loans Held for Investment by Major Credit Grade

	As of August 31, 2026
	Fiscal Year of Origination (1)
(In millions)	2027	2026	2025	2024	2023	Prior to 2023	Total	% (2)
Tier 1:
A	$2,420.5	$3,152.6	$2,162.9	$1,151.7	$573.2	$179.5	$9,640.4	59.5
B	1,054.2	1,182.0	995.4	828.0	484.2	213.4	4,757.2	29.4
C and other	183.0	304.3	198.1	137.3	133.8	79.0	1,035.5	6.4
Total Tier 1	3,657.7	4,638.9	3,356.4	2,117.0	1,191.2	471.9	15,433.1	95.3
Tier 2 and Tier 3:
C and other	332.0	152.6	137.6	83.4	43.9	16.1	765.6	4.7
Total auto loans held for investment	$3,989.7	$4,791.5	$3,494.0	$2,200.4	$1,235.1	$488.0	$16,198.7	100.0

Gross charge-offs	$3.3	$68.1	$65.7	$67.0	$49.4	$26.0	$279.5

	As of February 28, 2026
	Fiscal Year of Origination (1)
(In millions)	2026	2025	2024	2023	2022	Prior to 2022	Total	% (2)
Tier 1:
A	$3,871.5	$2,738.1	$1,578.8	$887.9	$352.4	$45.2	$9,473.9	58.2
B	1,643.7	1,233.9	1,075.2	687.0	352.0	65.0	5,056.8	31.1
C and other	426.9	244.2	178.3	188.0	115.4	38.0	1,190.8	7.3
Total Tier 1	5,942.1	4,216.2	2,832.3	1,762.9	819.8	148.2	15,721.5	96.6
Tier 2 and Tier 3:
C and other	183.7	172.0	108.1	61.3	22.2	3.1	550.4	3.4
Total auto loans held for investment	$6,125.8	$4,388.2	$2,940.4	$1,824.2	$842.0	$151.3	$16,271.9	100.0

Gross charge-offs	$42.9	$153.7	$183.5	$152.5	$78.3	$25.2	$636.1

(1)    Classified based on credit grade assigned when customers were initially approved for financing.
(2)    Percent of total auto loans held for investment.
Allowance for Loan Losses.  The allowance for loan losses at August 31, 2026 represents the net credit losses expected over the remaining contractual life of our auto loans held for investment. The allowance for loan losses is determined using a net loss timing curve method (“method”), primarily based on the composition of the portfolio of auto loans held for investment and historical gross loss and recovery trends. Due to the fact that losses for loans with less than 18 months of performance history can be volatile, our net loss estimate weights both historical losses by credit grade at origination and actual loss data on the loans to-date, along with forward loss curves, in estimating future performance. Once the loans have 18 months of performance history, the net loss estimate reflects actual loss experience of those loans to-date, along with forward loss curves, to predict future performance. The forward loss curves are constructed using historical performance data and show the average timing of losses over the course of a loan’s life. The net loss estimate is calculated by applying the loss rates developed using the methods described above to the amortized cost basis of the auto loans held for investment at inception of the loan.

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
Allowance for Loan Losses

	Three Months Ended August 31, 2026
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$359.8	$115.2	$475.0	2.95
Transfer of auto loans to held for sale (2) (5)	—	(12.5)	(12.5)
Charge-offs	(122.5)	(23.1)	(145.6)
Recoveries (3)	47.2	7.3	54.5
Provision for loan losses (4) (5)	81.5	44.4	125.9
Balance as of end of period	$366.0	$131.3	$497.3	3.07

	Three Months Ended August 31, 2025
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$395.8	$78.4	$474.2	2.76
Transfer of auto loans to held for sale (2) (5)	(11.2)	(4.5)	(15.7)
Charge-offs	(141.3)	(27.4)	(168.7)
Recoveries (3)	51.4	8.2	59.6
Provision for loan losses (4) (5)	128.5	29.4	157.9
Balance as of end of period	$423.2	$84.1	$507.3	3.02

	Six Months Ended August 31, 2026
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$377.7	$75.3	$453.0	2.78
Transfer of auto loans to held for sale (2) (5)	(23.9)	(13.7)	(37.6)
Charge-offs	(237.6)	(41.9)	(279.5)
Recoveries (3)	100.0	14.8	114.8
Provision for loan losses (4) (5)	149.8	96.8	246.6
Balance as of end of period	$366.0	$131.3	$497.3	3.07

	Six Months Ended August 31, 2025
(In millions)	Tier 1	Tier 2 & Tier 3	Total	% (1)
Balance as of beginning of period	$378.1	$80.6	$458.7	2.61
Transfer of auto loans to held for sale (2) (5)	(30.3)	(11.9)	(42.2)
Charge-offs	(261.5)	(48.9)	(310.4)
Recoveries (3)	100.2	14.9	115.1
Provision for loan losses (4) (5)	236.7	49.4	286.1
Balance as of end of period	$423.2	$84.1	$507.3	3.02

(1)    Percent of total auto loans held for investment.
(2)    Represents release of allowance previously recognized on auto loans held for investment upon transfer to held for sale.
(3)    Net of costs incurred to recover vehicle.
(4)    Represents the provision for loan losses on auto loans held for investment.
(5)    Combined total amounts of $113.4 million, $209.0 million, $142.2 million and $243.9 million represent the net provision for loan losses recognized as part of CAF income for the three and six months ended August 31, 2026 and 2025, respectively.
During the first six months of fiscal 2027, the allowance for loan losses as a percentage of total auto loans held for investment increased by 29 basis points. The increase was primarily driven by our continued expansion in the Tier 2 credit space, partially offset by the release of the allowance previously recognized on auto loans held for sale. The allowance for loan losses as of August 31, 2026 reflects our best estimate of expected future losses based on recent trends in delinquencies, loss performance, recovery rates and the economic environment.
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
Past Due Loans

	As of August 31, 2026
	Tier 1				Tier 2 & Tier 3	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,581.4	$4,331.7	$834.4	$14,747.5	$625.2	$15,372.7	94.90
Delinquent loans:
31-60 days past due	36.3	249.2	108.5	394.0	76.2	470.2	2.90
61-90 days past due	16.9	144.4	77.7	239.0	52.8	291.8	1.80
Greater than 90 days past due	5.8	31.9	14.9	52.6	11.4	64.0	0.40
Total past due	59.0	425.5	201.1	685.6	140.4	826.0	5.10
Total auto loans held for investment	$9,640.4	$4,757.2	$1,035.5	$15,433.1	$765.6	$16,198.7	100.00

	As of February 28, 2026
	Tier 1				Tier 2 & Tier 3	Total
(In millions)	A	B	C & Other	Total	C & Other	$	% (1)
Current	$9,414.1	$4,614.4	$976.9	$15,005.4	$435.7	$15,441.1	94.89
Delinquent loans:
31-60 days past due	38.3	264.8	116.2	419.3	62.5	481.8	2.96
61-90 days past due	15.5	142.1	81.2	238.8	43.9	282.7	1.74
Greater than 90 days past due	6.0	35.5	16.5	58.0	8.3	66.3	0.41
Total past due	59.8	442.4	213.9	716.1	114.7	830.8	5.11
Total auto loans held for investment	$9,473.9	$5,056.8	$1,190.8	$15,721.5	$550.4	$16,271.9	100.00

(1)    Percent of total auto loans held for investment.

5. Derivative Instruments and Hedging Activities
We use derivatives to manage certain risks arising from both our business operations and economic conditions, particularly with regard to issuances of debt.  Primary exposures include SOFR and other rates used as benchmarks in our securitizations and other debt financing.  We enter into derivative instruments to manage exposures related to the future known receipt or payment of uncertain cash amounts, the values of which are impacted by interest rates, and generally designate these derivative instruments as cash flow hedges for accounting purposes.  In certain cases, we may choose not to designate a derivative instrument as a cash flow hedge for accounting purposes due to uncertainty around the probability that future hedged transactions will occur. Our derivative instruments are used to manage (i) differences in the amount of our known or expected cash receipts and our known or expected cash payments principally related to the funding of our auto loans held for investment, and (ii) exposure to variable interest rates associated with our term loans.
For the derivatives associated with our non-recourse funding vehicles that are designated as cash flow hedges, the changes in fair value are initially recorded in accumulated other comprehensive loss (“AOCL”).  For the majority of these derivatives, the amounts are subsequently reclassified into CAF income in the period that the hedged forecasted transaction affects earnings, which occurs as interest expense is recognized on those future issuances of debt. During the next 12 months, we estimate that an additional $11.2 million will be reclassified from AOCL as an increase to CAF income. Changes in fair value related to derivatives that have not been designated as cash flow hedges for accounting purposes are recognized in the income statement in the period in which the change occurs. For the three and six months ended August 31, 2026, we did not recognize expense in CAF income representing these changes in fair value. For the three and six months ended August 31, 2025, we recognized $0.5 million and $1.6 million in CAF income representing these changes in fair value.
As of August 31, 2026 and February 28, 2026, we had interest rate swaps outstanding with a combined notional amount of $3.60 billion and $3.76 billion, respectively, that were designated as cash flow hedges of interest rate risk. As of August 31, 2026 and February 28, 2026, we had no interest rate swaps outstanding that were not designated as cash flow hedges for accounting purposes.
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
The fair values of our beneficial interests for all rated notes are classified as Level 2 and are based on non-binding bank quotes or the selling price at the time of the transaction for the most recent securitization. The non-binding bank quotes are based on recent market transactions and current business conditions. The fair value of our beneficial interest for the residual certificates is classified as Level 3 due to the lack of observable market data. For the most recent securitization, the fair value is based on the selling price at the time of the transaction. For the remaining residual certificate, the fair value is determined using a discounted cash flow model. As of August 31, 2026, the discount rate used was approximately 18%. Significant increases or decreases in the inputs to the models could result in a significantly higher or lower fair value measurement.
There were no transfers in or out of Level 3 during the six months ended August 31, 2026 and 2025.

The following table presents additional information about Level 3 beneficial interests in non-consolidated securitizations measured at fair value on a recurring basis:

Six Months Ended
(In thousands)	August 31, 2026
Balance as of beginning of year	$3,950
Received in securitization transaction	2,838
Principal payments received	(901)
Interest income	670
Balance as of end of period	$6,557
Items Measured at Fair Value on a Recurring Basis

	As of August 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market securities	$800,693	$—	$—	$800,693
Mutual fund investments	34,190	—	—	34,190
Derivative instruments designated as hedges	—	21,646	—	21,646
Beneficial interests in non-consolidated securitizations	—	58,044	6,557	64,601
Total assets at fair value	$834,883	$79,690	$6,557	$921,130

Percent of total assets at fair value	90.6%	8.7%	0.7%	100.0%
Percent of total assets	3.2%	0.3%	—%	3.5%

Liabilities:
Derivative instruments designated as hedges	$—	$(137)	$—	$(137)
Total liabilities at fair value	$—	$(137)	$—	$(137)

Percent of total liabilities	—%	—%	—%	—%

	As of February 28, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market securities	$751,211	$—	$—	$751,211
Mutual fund investments	33,651	—	—	33,651
Derivative instruments designated as hedges	—	416	—	416
Beneficial interests in non-consolidated securitizations	—	37,670	3,950	41,620
Total assets at fair value	$784,862	$38,086	$3,950	$826,898

Percent of total assets at fair value	94.9%	4.6%	0.5%	100.0%
Percent of total assets	3.0%	0.1%	—%	3.1%

Liabilities:
Derivative instruments designated as hedges	$—	$(9,771)	$—	$(9,771)
Total liabilities at fair value	$—	$(9,771)	$—	$(9,771)

Percent of total liabilities	—%	—%	—%	—%

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
The fair value of our auto loans held for sale, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs from similar recent market transactions and other available market data. The carrying value and fair value of the auto loans held for sale as of August 31, 2026 and February 28, 2026, respectively, are as follows:

(In thousands)	As of August 31, 2026	As of February 28, 2026
Carrying value	$106,541	$100,491
Fair value	$109,629	$103,836
The fair value of our senior unsecured notes, which are not carried at fair value on our consolidated balance sheets, was determined using Level 2 inputs based on quoted market prices. The carrying value and fair value of the senior unsecured notes as of August 31, 2026 and February 28, 2026, respectively, are as follows:

(In thousands)	As of August 31, 2026	As of February 28, 2026
Carrying value	$200,000	$400,000
Fair value	$195,806	$397,759

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
Cancellation Reserves

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2026	2025	2026	2025
Balance as of beginning of period	$137.1	$138.7	$131.1	$133.9
Cancellations	(21.0)	(19.9)	(41.2)	(39.9)
Provision for future cancellations	27.1	17.1	53.3	41.9
Balance as of end of period	$143.2	$135.9	$143.2	$135.9

The current portion of estimated cancellation reserves is recognized as a component of accrued expenses and other current liabilities with the remaining amount recognized in other liabilities. As of August 31, 2026 and February 28, 2026, the current portion of cancellation reserves was $74.9 million and $70.2 million, respectively.
8. Income Taxes
We had $18.4 million of gross unrecognized tax benefits as of August 31, 2026, and $18.8 million as of February 28, 2026.  There were no significant changes to the gross unrecognized tax benefits as reported for the fiscal year ended February 28, 2026.

9. Debt

(In thousands)		As of August 31	As of February 28
Debt Description (1)	Maturity Date	2026	2026
Revolving credit facility (2)	June 2028	$—	$840,800
Term loan (2)	June 2029	499,344	—
Term loan (2)	November 2030	499,348	499,271
4.17% Senior notes	April 2026	—	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	482,500	483,633
Non-recourse notes payable	Various dates through December 2033	15,721,310	15,827,609
Total debt		17,402,502	18,051,313
Less: current portion		(589,383)	(761,974)
Less: unamortized debt issuance costs		(27,232)	(28,792)
Long-term debt, net		$16,785,887	$17,260,547

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.

Revolving Credit Facility. Borrowings under our $2.00 billion unsecured revolving credit facility (the “credit facility”) are available for working capital and general corporate purposes.  We pay a commitment fee on the unused portions of the available funds. Borrowings under the credit facility are either due “on demand” or at maturity depending on the type of borrowing.  Borrowings with “on demand” repayment terms are presented as short-term debt while amounts due at maturity are presented as long-term debt.  As of August 31, 2026, the unused capacity of $2.00 billion was fully available to us.
Term Loans. On June 15, 2026, we entered into a new term loan agreement for an aggregate principal amount of $500 million, which will mature on June 15, 2029. Borrowings under both $500 million term loans are available for working capital and general corporate purposes. As of August 31, 2026, the interest rate on the June 2029 term loan was 4.94%, and the interest rate on the November 2030 term loan was 4.54%. The term loans were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
Senior Notes. The 4.17% senior notes matured during the first quarter of fiscal 2027. Borrowings under our unsecured senior notes totaling $200 million are available for working capital and general corporate purposes. As of August 31, 2026, all notes were classified as long-term debt as no repayments are scheduled to be made within the next 12 months.
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
Notes payable related to our asset-backed term funding transactions accrue interest predominantly at fixed rates and have scheduled maturities through December 2033, but may mature earlier, depending upon the repayment rate of the underlying auto loans.

Information on our funding vehicles of non-recourse notes payable as of August 31, 2026, is as follows:

(In billions)	Capacity
Warehouse facilities:
September 2026 expiration	$2.55
March 2027 expiration	3.10
May 2027 expiration	0.70
Combined warehouse facility limit	$6.35
Unused capacity	$3.33

Non-recourse notes payable outstanding:
Warehouse facilities	$3.02
Asset-backed term funding transactions	12.70
Non-recourse notes payable	$15.72

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
Capitalized Interest.  We capitalize interest in connection with the construction of certain facilities.  For the six months ended August 31, 2026 and 2025, we capitalized interest of $6.2 million and $6.8 million, respectively.
Financial Covenants.  The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  We must also meet financial covenants in conjunction with certain financing obligations.  The agreements governing our non-recourse funding vehicles contain representations and warranties, as well as financial covenants and performance triggers related to events of default.  As of August 31, 2026, we were in compliance with these financial covenants and our non-recourse funding vehicles were in compliance with these performance triggers.
10. Stock and Stock-Based Incentive Plans
(A)Share Repurchase Program
As of August 31, 2026, a total of $2.0 billion of board authorizations for repurchases of our common stock was outstanding, with no expiration date, of which $1.31 billion remained available for repurchase.
Common Stock Repurchases

	Three Months Ended		Six Months Ended
	August 31		August 31
	2026	2025	2026	2025
Number of shares repurchased (in thousands)	—	2,921.0	—	5,873.4
Average cost per share	$—	$61.63	$—	$64.66
Available for repurchase, as of end of period (in millions)	$1,305.1	$1,557.1	$1,305.1	$1,557.1

(B)Share-Based Compensation
Composition of Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2026	2025	2026	2025
Cost of sales	$1,955	$1,222	$3,427	$1,869
CarMax Auto Finance income	1,910	1,146	3,289	2,556
Selling, general and administrative expenses	29,058	22,445	68,761	68,047
Share-based compensation expense, before income taxes	$32,923	$24,813	$75,477	$72,472

Composition of Share-Based Compensation Expense – By Grant Type

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands)	2026	2025	2026	2025
Nonqualified stock options	$3,946	$6,930	$7,777	$26,874
Cash-settled restricted stock units (CRSUs)	19,697	11,060	35,445	16,927
Stock-settled market stock units (MSUs)	5,115	4,338	17,155	13,769
Stock-settled restricted stock units (SRSUs)	1,913	—	7,661	—
Other share-based incentives:
Stock-settled performance stock units (PSUs)	(263)	281	4,316	12,020
Stock-settled deferred stock units (DSUs)	1,950	1,665	1,950	1,665
Employee stock purchase plan	565	539	1,173	1,217
Total other share-based incentives	2,252	2,485	$7,439	$14,902
Share-based compensation expense, before income taxes	$32,923	$24,813	$75,477	$72,472

(C)Stock Incentive Plan Information
Share/Unit Activity

	Six Months Ended August 31, 2026
	Equity Classified				Liability Classified
(Shares/units in thousands)	Options	MSUs	SRSUs	Other	CRSUs
Outstanding as of February 28, 2026	8,551	632	117	625	1,586
Granted	69	565	514	348	1,615
Exercised or vested and converted	(1)	(161)	(49)	(79)	(758)
Cancelled	(1,455)	(42)	(98)	(12)	(118)
Outstanding as of August 31, 2026	7,164	994	484	882	2,325

Weighted average grant date fair value per share/unit:

Granted	$18.24	$54.59	$38.68	$34.43	$38.53
Ending outstanding	$29.25	$72.17	$38.69	$56.65	$47.66

	As of August 31, 2026
Unrecognized compensation (in millions)	$23.4	$28.4	$12.5	$9.4

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
Basic and Diluted Net Earnings Per Share Reconciliations

	Three Months Ended		Six Months Ended
	August 31		August 31
(In thousands except per share data)	2026	2025	2026	2025
Net earnings	$165,287	$95,378	$350,914	$305,759

Weighted average common shares outstanding	141,927	149,291	141,887	150,714
Dilutive potential common shares:
Stock options	—	—	—	13
Stock-settled stock units and awards	523	346	412	395
Weighted average common shares and dilutive potential common shares	142,450	149,637	142,299	151,122

Basic net earnings per share	$1.16	$0.64	$2.47	$2.03
Diluted net earnings per share	$1.16	$0.64	$2.47	$2.02

Certain options to purchase shares of common stock were outstanding and not included in the calculation of diluted net earnings per share because their inclusion would have been antidilutive.  On a weighted average basis, for the three months ended August 31, 2026 and 2025, options to purchase 7,188,168 shares and 8,610,659 shares of common stock, respectively, were not included. On a weighted average basis, for the six months ended August 31, 2026 and 2025, options to purchase 7,668,279 shares and 8,133,984 shares of common stock, respectively, were not included.
12. Accumulated Other Comprehensive Loss

Changes in Accumulated Other Comprehensive Loss By Component

			Net	Total
	Net	Net	Unrecognized	Accumulated
	Unrecognized	Unrecognized	Beneficial	Other
	Actuarial	Hedge	Interests	Comprehensive
(In thousands, net of income taxes)	Losses	Gains	Gains	Loss
Balance as of February 28, 2026	$(38,524)	$4,345	$53	$(34,126)
Other comprehensive income before reclassifications	—	35,465	—	35,465
Amounts reclassified from accumulated other comprehensive loss	269	(7,291)	—	(7,022)
Other comprehensive income	269	28,174	—	28,443
Balance as of August 31, 2026	$(38,255)	$32,519	$53	$(5,683)

Changes In and Reclassifications Out of Accumulated Other Comprehensive Loss

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2026	2025	2026	2025
Retirement Benefit Plans:
Actuarial loss amortization reclassifications recognized in net pension expense:
Cost of sales	$80	$43	$162	$87
CarMax Auto Finance income	6	3	11	7
Selling, general and administrative expenses	90	53	179	105
Total amortization reclassifications recognized in net pension expense	176	99	352	199
Tax expense	(41)	(23)	(83)	(47)
Amortization reclassifications recognized in net pension expense, net of tax	135	76	269	152
Net change in retirement benefit plan unrecognized actuarial losses, net of tax	135	76	269	152

Cash Flow Hedges (Note 5):
Changes in fair value	15,515	(8,117)	46,957	(12,711)
Tax (expense) benefit	(3,800)	1,971	(11,492)	3,086
Changes in fair value, net of tax	11,715	(6,146)	35,465	(9,625)
Reclassifications to CarMax Auto Finance income	(4,783)	(9,231)	(9,635)	(19,695)
Tax benefit	1,164	2,241	2,344	4,782
Reclassification of hedge gains, net of tax	(3,619)	(6,990)	(7,291)	(14,913)
Net change in cash flow hedge unrecognized gains, net of tax	8,096	(13,136)	28,174	(24,538)
Total other comprehensive income (loss), net of tax	$8,231	$(13,060)	$28,443	$(24,386)

Changes in the funded status of our retirement plans, changes in the fair value of derivatives that are designated and qualify as cash flow hedges and changes in the fair value of certain of our beneficial interests in non-consolidated securitizations are recognized in accumulated other comprehensive loss. The cumulative balances are net of deferred taxes of $1.2 million as of August 31, 2026 and $10.5 million as of February 28, 2026.
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
The components of lease expense were as follows:

	Three Months Ended August 31		Six Months Ended August 31
(In thousands)	2026	2025	2026	2025
Operating lease cost (1)	$21,556	$24,436	$43,501	$48,870
Finance lease cost:
Depreciation of lease assets	4,581	4,623	9,104	9,224
Interest on lease liabilities	5,712	6,207	11,556	12,499
Total finance lease cost	10,293	10,830	20,660	21,723
Total lease cost	$31,849	$35,266	$64,161	$70,593
(1)    Includes short-term leases and variable lease costs, which are immaterial.

Supplemental balance sheet information related to leases was as follows:

		As of August 31	As of February 28
(In thousands)	Classification	2026	2026
Assets:
Operating lease assets	Operating lease assets	$440,965	$459,514
Finance lease assets	Property and equipment, net (1)	150,898	145,179
Total lease assets		$591,863	$604,693
Liabilities:
Current:
Operating leases	Current portion of operating lease liabilities	$56,969	$57,341
Finance leases	Accrued expenses and other current liabilities	18,263	16,779
Long-term:
Operating leases	Operating lease liabilities, excluding current portion	439,000	464,696
Finance leases	Other liabilities	180,810	175,548
Total lease liabilities		$695,042	$714,364
(1)    Finance lease assets are recorded net of accumulated depreciation of $83.7 million as of August 31, 2026 and $74.6 million as of February 28, 2026.
Lease term and discount rate information related to leases was as follows:

	As of August 31	As of February 28
Lease Term and Discount Rate	2026	2026
Weighted Average Remaining Lease Term (in years)
Operating leases	15.68	15.56
Finance leases	14.28	13.99

Weighted Average Discount Rate
Operating leases	5.43%	5.37%
Finance leases	15.24%	16.44%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended August 31
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51,019	$51,869
Operating cash flows from finance leases	$11,418	$12,162
Financing cash flows from finance leases	$8,442	$7,105

Lease assets obtained in exchange for lease obligations:
Operating leases	$2,493	$10,709
Finance leases	$14,823	$1,171
Maturities of lease liabilities were as follows:

	As of August 31, 2026
(In thousands)	Operating Leases	Finance Leases
Fiscal 2027, remaining	$41,280	$20,285
Fiscal 2028	79,973	36,477
Fiscal 2029	58,260	39,328
Fiscal 2030	48,769	28,950
Fiscal 2031	41,736	25,648
Thereafter	499,985	236,270
Total lease payments	770,003	386,958
Less: interest	(274,034)	(187,885)
Present value of lease liabilities	$495,969	$199,073
14. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information:

	Six Months Ended August 31
(In thousands)	2026	2025
Non-cash investing and financing activities:
(Decrease) increase in accrued capital expenditures	$(21,346)	$8,228
Increase in financing obligations	$6,438	$6,836
Conversion of note receivable to equity investment	$4,541	$—
Auto loans sold in exchange for beneficial interests	$32,836	$—
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

On November 3, 2025, a putative class action complaint titled Jason Cap v. CarMax, Inc., et al. was filed in the United States District Court for the District of Maryland against the company and certain present or former officers of the company.  An amended complaint was filed on March 31, 2026.  The amended complaint (i) seeks to certify a class of investors who purchased or otherwise acquired the company’s publicly traded securities between June 20, 2025 and November 5, 2025, and (ii) asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The amended complaint seeks unspecified damages and an award of fees, costs, and expenses.  On September 23, 2026, the court granted CarMax's motion to transfer venue to the United States District Court for the Eastern District of Virginia. The company has filed a motion to dismiss the amended complaint. The company believes that the claims are without merit and intends to vigorously defend against the claims in all respects.  Given the preliminary nature of the action, we are unable to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of potential losses, if any, from this action.
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
As part of our customer service strategy, we guarantee the used vehicles we retail with a 30-day limited warranty.  A vehicle in need of repair within this period will be repaired free of charge.  As a result, each vehicle sold has an implied liability associated with it.  Accordingly, based on historical trends, we record a provision for estimated future repairs during the guarantee period for each vehicle sold.  The liability for this guarantee was $13.0 million as of August 31, 2026 and $21.7 million as of February 28, 2026, and is included in accrued expenses and other current liabilities.

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
CarMax Auto Finance
In addition to third-party finance providers, we provide vehicle financing through CAF, which offers financing solely to customers buying retail vehicles from CarMax.  CAF allows us to manage our reliance on third-party finance providers and to leverage knowledge of our business to provide qualifying customers a competitive financing option.  As a result, we believe CAF enables us to capture additional profits, cash flows and sales.  CAF income primarily reflects the interest and fee income generated by the auto loans held for investment and auto loans held for sale less the interest expense associated with the debt issued to fund these loans, a provision for estimated loan losses on loans held for investment, direct expenses and income related to the sale of auto loans.  CAF income does not include any allocation of indirect costs.  After the effect of 3-day payoffs and vehicle returns, CAF financed 42.1% of our retail used vehicle unit sales in the first six months of fiscal 2027.  As of August 31, 2026, CAF serviced approximately 1.0 million customer accounts, which includes its $16.30 billion portfolio of auto loans and $1.20 billion of auto loans that have previously been sold.
Management regularly analyzes CAF’s operating results by assessing the competitiveness of our consumer offer, profitability, the performance of its auto loans, including trends in credit losses and delinquencies, and CAF direct expenses.

Revenues and Profitability
The sources of revenue and gross profit from the CarMax Sales Operations segment for the first six months of fiscal 2027 are as follows:

Net Sales and Operating Revenues	Gross Profit
A high-level summary of our financial results for the second quarter and first six months of fiscal 2027 as compared to the second quarter and first six months of fiscal 2026 is as follows (1):

(Dollars in millions except per share or per unit data)	Three Months Ended August 31, 2026	Change from Three Months Ended August 31, 2025	Six Months Ended August 31, 2026	Change from Six Months Ended August 31, 2025
Income statement information
Net sales and operating revenues	$7,877.9	19.5%	$15,891.4	12.4%
Gross profit	$799.5	11.4%	$1,653.9	2.6%
CAF income	$135.6	32.1%	$275.8	12.9%
Selling, general and administrative expenses	$628.6	4.6%	$1,263.8	0.2%
Net earnings	$165.3	73.3%	$350.9	14.8%
Unit sales information
Used unit sales	227,391	13.8%	457,684	6.5%
Change in used unit sales in comparable stores	13.0%	N/A	5.6%	N/A
Wholesale unit sales	160,344	15.9%	322,408	12.0%
Per unit information
Used gross profit per unit	$2,105	(5.0)%	$2,141	(7.6)%
Wholesale gross profit per unit	$858	(13.6)%	$953	(6.7)%
SG&A per total unit	$1,621	(8.8)%	$1,620	(7.7)%
Per share information
Net earnings per diluted share	$1.16	81.3%	$2.47	22.3%
Online sales metrics
Digitally enabled transactions (2)	81%	1%	83%	3%
Omni sales (3)	68%	—%	69%	2%
Online retail sales (4)	13%	1%	14%	1%
Unit buys information
Total vehicle purchases	310,107	5.9%	631,761	0.4%
Vehicles purchased from consumers	262,570	0.2%	543,263	(1.2)%
Vehicles purchased from dealers	47,537	53.7%	88,498	11.5%
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
Our current capital allocation strategy is to focus on funding the business to drive unit sales and earnings growth that enables us to consistently reward our shareholders. We continue to take a disciplined approach to our capital structure, including managing our net leverage to preserve efficient access to the capital markets for both CAF and CarMax overall. With leverage slightly above our targeted range, and as we focused on improving the business, we paused our share buybacks during the fourth quarter of fiscal 2026. For the first half of fiscal 2027, our leverage improved to the upper end of our targeted range. Based on our improved performance as well as our positive outlook for the remainder of the fiscal year and the progress we have made on our strategic plan, we intend to resume our share repurchase program in the third quarter of fiscal 2027. We expect to begin repurchases at a modest pace, below the average quarterly pace prior to our pause. The timing and amount of repurchases will depend upon market conditions, our leverage and our capital needs, among other factors. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
Strategic Update and Future Outlook
We possess an award-winning, people-first culture, an iconic brand, an irreplaceable national footprint and meaningful digital capabilities. When fully harnessed, this combination enhances our competitive advantage and will drive our market share growth and financial returns in one of the largest consumer markets in the nation.
We have established our strategy for growth, which we have named Shift into GEAR. This strategy is built around four pillars with the objective of delivering strong unit sales and earnings growth that enables CarMax to consistently reward shareholders. The four pillars place the customer at the center of everything we do and are designed to meaningfully improve how we operate at scale and support consistently strong performance. Our four pillars are:
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
•Add Value - grow profitability by maximizing value across all aspects of our business. This includes our CAF full spectrum ambitions as well as the extended protection plan redesign initiatives that are already underway.
•Run Lean - unlock efficiencies to enable a great offering. We plan to lower reconditioning costs through technology and operational efficiency while continuing to deliver the high-quality vehicles customers expect from CarMax. We are also working to enhance our logistics network and continuing to reduce our SG&A expenses.
During the second quarter of fiscal 2027, we made progress in each of these pillars. We further strengthened our price competitiveness by continuing to drive efficiencies in reconditioning, dynamically managing gross profit per unit and passing savings on to our customers. In addition, we continued to improve our pricing algorithms to ensure we remain more competitive across demand cycles. We scaled AI voice technology to all of our inbound store and customer experience center calls, enabling customers to self-resolve their inquiries through our agentic AI tools or directly connect to the right associate for help. Additionally, we improved our digital experience by redesigning our car detail page to make it easier for customers to find and buy the right car for them. We increased our CAF Tier 2 penetration and recognized a gain on sale related to our non-prime securitization. We also grew our EPP margins year-over-year as we continued to launch our redesigned offering in additional markets. We continued to take costs out of our reconditioning operations and maintained our approach of passing savings on to customers to support sales. We also took additional steps to solidify achieving our commitment of $200 million in fiscal 2027 exit rate savings in SG&A expense, which will result in approximately $6 million of severance expense in the third quarter of fiscal 2027.

To support and advance Shift into GEAR, we are strengthening our leadership team. Effective in October 2026, Elizabeth Dirgins will join CarMax as Executive Vice President, Chief Digital and Customer Officer. Ms. Dirgins will own and unify the end-to-end customer experience, from customer acquisition through vehicle transaction. In this capacity, she will oversee our marketing, product and Edmunds teams. In addition, Jeff Campbell, a current CarMax employee for over a decade, joined the senior leadership team in August as Senior Vice President, Strategy. Mr. Campbell is leading a newly centralized function designed to accelerate key decisions by bringing together all of our strategy, data science, AI and pricing teams.
While this work will take time, we are encouraged that the progress we have been making across the four pillars is already translating into improved trends that we expect will continue this fiscal year. For the first half of fiscal 2027, on a year-over-year basis, retail unit sales delivered mid-single digit growth, reflecting the near-term steps we have been taking across pricing, marketing and conversion to strengthen the business and drive performance. In addition, we levered SG&A expense on a total unit basis, expanded CAF Tier 2 penetration and increased EPP margin, all while improving our year-over-year EPS trend.
We plan to provide additional details about Shift into GEAR, including key initiatives and milestones, during our fall strategic update, which will take place virtually on November 3, 2026.
Regarding SG&A expenses, our goal is to achieve $200 million in exit rate savings in SG&A expense by the end of fiscal 2027. However, the year-over-year savings within fiscal 2027 are expected to be offset as we annualize over materially reduced corporate incentive compensation and share-based compensation expense in fiscal 2026, which offsets approximately half of the anticipated savings in fiscal 2027. The savings are also expected to be impacted by variable costs associated with higher sales, inflationary pressures and new location growth. We expect the full impact from these savings to occur in fiscal 2028. In addition to offsetting cost pressures, these ongoing savings are expected to enable additional flexibility to reinvest in areas that directly drive sales, while also serving as a tailwind to our earnings. We remain on track to achieve our $200 million savings target.
In fiscal 2027, we plan to take a more dynamic approach to margin management. We expect used margins for the full fiscal year to decline by less than $200 per unit, although this may vary as we continue to optimize performance. This outlook reflects our pricing actions and our ongoing efforts to reduce logistics and reconditioning cost of sales in support of more competitive pricing and stronger sales.
During fiscal 2026, we tested EPP product enhancements that focused on increasing penetration and margin per unit. We began the nationwide rollout of these products in the first quarter of fiscal 2027 and anticipate the full rollout to be completed in October 2026. EPP margins increased $27 per unit in the first half of fiscal 2027 and we are on track to achieve incremental EPP margin per unit of approximately $35 in fiscal 2027.
As previously disclosed, we are currently in the process of terminating our pension plan and expect it to be materially complete by the end of fiscal 2027. As part of this process, we estimate a total settlement charge of approximately $50 million will be recorded in Other expense in fiscal 2027, with relatively similar amounts expected to be recognized in the third and fourth quarters of fiscal 2027.
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
As of August 31, 2026, we operated 258 used car stores located in 111 U.S. television markets, which covered approximately 85% of the U.S. population.  The format and operating models utilized in our stores are continuously evaluated and may change or evolve over time based upon market and consumer expectations. During the first six months of fiscal 2027, we opened two stores as well as one stand-alone reconditioning/auction center located in Locust Grove, Georgia, supporting the Atlanta metro market, and one stand-alone auction center in Conroe, Texas. Subsequent to the end of the second quarter, we opened an additional store in Austin, Texas. During the remainder of the fiscal year, we plan to open one store location, one stand-alone auction facility and one stand-alone reconditioning/auction center. We are utilizing our stand-alone reconditioning and auction locations to balance capacity and drive efficiencies across the network.
While we execute both our short- and long-term strategy, there are trends and factors that could impact our strategic approach or our results in the short and medium term. For additional information about risks and uncertainties facing our company, see “Risk Factors,” included in Part I. Item 1A of the Annual Report on Form 10-K for the fiscal year ended February 28, 2026, and Part II, Item 1A of this report.

CRITICAL ACCOUNTING ESTIMATES
For information on critical accounting policies, see “Critical Accounting Estimates” in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended February 28, 2026.
RESULTS OF OPERATIONS – CARMAX SALES OPERATIONS
NET SALES AND OPERATING REVENUES

	Three Months Ended August 31			Six Months Ended August 31
(In millions)	2026	2025	Change	2026	2025	Change
Used vehicle sales	$6,310.9	$5,270.7	19.7%	$12,702.3	$11,374.2	11.7%
Wholesale vehicle sales	1,358.5	1,149.6	18.2%	2,786.2	2,402.3	16.0%
Other sales and revenues:
Extended protection plan revenues	141.6	115.1	23.0%	275.1	246.8	11.5%
Third-party finance fees, net	(1.8)	(0.8)	(139.0)%	(6.3)	(1.5)	(330.6)%
Advertising & subscription revenues (1)	36.3	37.9	(4.3)%	72.9	74.4	(2.0)%
Other	32.3	22.2	46.0%	61.3	45.1	36.0%
Total other sales and revenues	208.4	174.4	19.5%	403.0	364.8	10.5%
Total net sales and operating revenues	$7,877.9	$6,594.7	19.5%	$15,891.4	$14,141.2	12.4%

(1)    Excludes intercompany sales and operating revenues that have been eliminated in consolidation.

UNIT SALES

	Three Months Ended August 31			Six Months Ended August 31
	2026	2025	Change	2026	2025	Change
Used vehicles	227,391	199,729	13.8%	457,684	429,939	6.5%
Wholesale vehicles	160,344	138,302	15.9%	322,408	287,819	12.0%
Total vehicles	387,735	338,031	14.7%	780,092	717,758	8.7%

AVERAGE SELLING PRICES

	Three Months Ended August 31			Six Months Ended August 31
	2026	2025	Change	2026	2025	Change
Used vehicles	$27,623	$25,993	6.3%	$27,455	$26,061	5.3%
Wholesale vehicles	$8,036	$7,891	1.8%	$8,201	$7,926	3.5%

COMPARABLE STORE USED VEHICLE SALES CHANGES

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2026	2025	2026	2025
Used vehicle units	13.0%	(6.3)%	5.6%	0.9%
Used vehicle revenues	18.9%	(7.1)%	10.8%	(0.2)%

(1)    Stores are added to the comparable store base beginning in their fourteenth full month of operation. We do not remove renovated stores from our comparable store base. Comparable store calculations include results for a set of stores that were included in our comparable store base in both the current and corresponding prior year periods.

VEHICLE SALES CHANGES

	Three Months Ended August 31		Six Months Ended August 31
	2026	2025	2026	2025
Used vehicle units	13.8%	(5.4)%	6.5%	1.8%
Used vehicle revenues	19.7%	(7.2)%	11.7%	0.2%

Wholesale vehicle units	15.9%	(2.2)%	12.0%	(0.5)%
Wholesale vehicle revenues	18.2%	(0.4)%	16.0%	(0.4)%

USED VEHICLE FINANCING PENETRATION BY CHANNEL (BEFORE THE IMPACT OF 3-DAY PAYOFFS)

	Three Months Ended August 31 (1)		Six Months Ended August 31 (1)
	2026	2025	2026	2025
CAF (2)	43.3%	45.2%	44.5%	44.8%
Tier 2 (3)	15.9%	16.5%	15.8%	17.1%
Tier 3 (4)	7.6%	7.3%	8.3%	7.7%
Other (5)	33.2%	31.0%	31.4%	30.4%
Total	100.0%	100.0%	100.0%	100.0%

(1)    Calculated as used vehicle units financed for respective channel as a percentage of total used units sold.
(2)    Includes CAF’s Tier 2 and Tier 3 loan originations, which represent less than 5% of total used units sold.
(3)    Third-party finance providers who generally pay us a fee or to whom no fee is paid.
(4)    Third-party finance providers to whom we pay a fee.
(5)    Represents customers arranging their own financing and customers that do not require financing.

CHANGE IN USED CAR STORE BASE

	Three Months Ended August 31		Six Months Ended August 31
	2026	2025	2026	2025
Used car stores, beginning of period	256	250	256	250
Store openings	2	3	2	3
Used car stores, end of period	258	253	258	253

During the first six months of fiscal 2027, we opened one store in a new television market (Richland, WA) and one store in an existing television market (Houston, TX).
Used Vehicle Sales.  The 19.7% increase in used vehicle revenues in the second quarter of fiscal 2027 was driven by a 13.8% increase in used unit sales as well as a 6.3% increase in average retail selling price, or approximately $1,600. The increase in used units included a 13.0% increase in comparable store used unit sales. For the first six months of fiscal 2027, used vehicle revenues increased 11.7%, driven by a 6.5% increase in used unit sales as well as a 5.3% increase in average retail selling price, or approximately $1,400. The increase in used units included a 5.6% increase in comparable store used unit sales. Sales performance in the second quarter and first half of fiscal 2027 was supported by more competitive vehicle pricing. This includes actions we have taken to enhance our pricing capabilities as well as passing along efficiency gains to our customers. In addition, we benefited from enhanced FTC regulatory focus that brought greater transparency to advertised vehicle pricing industry-wide by requiring fees to be included in the price. Given our longstanding commitment to transparent, no-haggle pricing, this brings more clarity to the strength of our offer by enabling customers to make more direct pricing comparisons and is a tailwind to our business. We believe our sales performance was impacted equally by our actions noted above and the enhanced FTC regulatory focus.
The increase in average retail selling price in both the second quarter and first six months of fiscal 2027 primarily reflected an increase in vehicle acquisition costs as well as a shift in the mix of our sales by vehicle age. The shift in mix by vehicle age for the second quarter reflects the growing segment of higher income consumers purchasing later model used vehicles, while demand among lower income consumers for older vehicles remained steady.

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
The 18.2% increase in wholesale vehicle revenues in the second quarter of fiscal 2027 was driven by a 15.9% increase in unit sales and a 1.8% increase in average selling price, or approximately $100. For the first six months of fiscal 2027, wholesale vehicle revenues increased 16.0%, driven by a 12.0% increase in wholesale unit sales as well as a 3.5% increase in average selling price, or approximately $300.
The increase in average selling price in both the second quarter and first six months of fiscal 2027 primarily reflected an increase in vehicle acquisition costs.
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
Other sales and revenues increased 19.5% and 10.5% in the second quarter and first six months of fiscal 2027, respectively, reflecting increases in EPP revenues. EPP revenues increased 23.0% and 11.5% in the second quarter and first six months of fiscal 2027, respectively, driven by the increase in retail unit sales as well as increased margins.
GROSS PROFIT

	Three Months Ended August 31 (1)			Six Months Ended August 31 (1)
(In millions)	2026	2025	Change	2026	2025	Change
Used vehicle gross profit	$478.6	$442.6	8.1%	$980.0	$996.8	(1.7)%
Wholesale vehicle gross profit	137.6	137.3	0.2%	307.1	293.9	4.5%
Other gross profit	183.3	137.8	33.1%	366.8	320.6	14.4%
Total	$799.5	$717.7	11.4%	$1,653.9	$1,611.3	2.6%

(1)    Amounts are net of intercompany eliminations.

GROSS PROFIT PER UNIT

	Three Months Ended August 31 (1)				Six Months Ended August 31 (1)
	2026		2025		2026		2025
	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)	$ per unit(2)	%(3)
Used vehicle gross profit	$2,105	7.6	$2,216	8.4	$2,141	7.7	$2,318	8.8
Wholesale vehicle gross profit	$858	10.1	$993	11.9	$953	11.0	$1,021	12.2
Other gross profit	$806	87.9	$690	79.0	$801	91.0	$746	87.9

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
Used vehicle gross profit increased 8.1% in the second quarter of fiscal 2027, primarily driven by a 13.8% increase in used unit sales, partially offset by a $111 decrease in used vehicle gross profit per unit. For the first six months of fiscal 2027, used vehicle gross profit decreased 1.7%, driven by a $177 decrease in used vehicle gross profit per unit, mostly offset by a 6.5% increase in used unit sales. The decrease in used vehicle gross profit per unit for both the second quarter and first six months of fiscal 2027 reflects the continuation of pricing actions implemented to drive unit sales growth. In the second quarter of fiscal 2027, we lowered margins by less than the $200 per unit outlook we provided last quarter as we balanced demand, margins and efficiency gains in our reconditioning process to support sales. We expect used margins to decline year over year for the remainder of fiscal 2027. For the full fiscal year, we expect used margins to decline by less than $200 per unit, although results may vary as we continue to optimize performance.
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
Wholesale vehicle gross profit increased 0.2% in the second quarter of fiscal 2027, driven by a 15.9% increase in wholesale unit sales, mostly offset by a $135 decrease in wholesale vehicle gross profit per unit. For the first six months of fiscal 2027, wholesale vehicle gross profit increased 4.5%, driven by a 12.0% increase in wholesale unit sales, partially offset by a $68 decrease in wholesale vehicle gross profit per unit.
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
Other gross profit increased 33.1% and 14.4% in the second quarter and first six months of fiscal 2027, respectively, primarily driven by increases in EPP revenues, as discussed above, as well as improvements in service department margins. The increase in service department profits for both the second quarter and first six months of fiscal 2027 was driven by the increase in used unit sales as well as efficiency gains in cost of sales.

SG&A Expenses

COMPONENTS OF SG&A EXPENSES AS A PERCENTAGE OF TOTAL SG&A EXPENSES

Three Months Ended August 31, 2026    Six Months Ended August 31, 2026

Total comp and benefits
Occupancy costs
Advertising expense
Other overhead costs
20%
11%
12%
57%

COMPONENTS OF SG&A EXPENSES COMPARED WITH PRIOR PERIOD (1)

	Three Months Ended August 31			Six Months Ended August 31
(In millions except per unit data)	2026	2025	Change	2026	2025	Change
Compensation and benefits:
Compensation and benefits, excluding share-based compensation expense	$334.3	$323.4	3.4%	$663.9	$672.4	(1.3)%
Share-based compensation expense	29.1	22.4	29.5%	68.8	68.0	1.0%
Total compensation and benefits (2)	$363.4	$345.8	5.1%	$732.7	$740.4	(1.0)%
Occupancy costs	72.7	74.1	(1.8)%	139.6	143.0	(2.4)%
Advertising expense	66.9	63.7	5.0%	142.9	131.7	8.5%
Other overhead costs (3)	125.6	117.5	6.9%	248.6	245.6	1.2%
Total SG&A expenses	$628.6	$601.1	4.6%	$1,263.8	$1,260.7	0.2%
SG&A per total unit	$1,621	$1,778	(8.8)%	$1,620	$1,756	(7.7)%
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
SG&A expenses increased $27.5 million, or 4.6%, in the second quarter of fiscal 2027. Factors contributing to the net increase include the following:
•$10.9 million increase in compensation and benefits, excluding share-based compensation expense, driven by significantly lower corporate incentive compensation in the prior year and strong performance in the current year. Excluding this dynamic, compensation and benefits, excluding share-based compensation expense, would have decreased $14.2 million, primarily reflecting lower field and corporate payroll, partially offset by increased variable costs associated with increased sales.
•$6.7 million increase in share-based compensation expense, primarily related to cash-settled restricted stock units, as the expense associated with these units was primarily driven by the change in the company's stock price during the relevant periods.

SG&A expenses were relatively flat in the first six months of fiscal 2027, increasing $3.0 million, or 0.2%. Increased variable costs associated with increased unit sales, as well as increased corporate incentive compensation driven by the dynamic discussed above, were mostly offset by reduced payroll expense as we make tangible progress toward our targeted cost reductions. We expect the year-over-year corporate incentive compensation dynamic to be similar for the third quarter of fiscal 2027 and to moderate for the fourth quarter.
During the second quarter and first six months of fiscal 2027, we levered SG&A on a total unit basis by $157, or 8.8%, and $136, or 7.7%, respectively. In fiscal 2027, we expect to leverage SG&A per total unit when excluding the restructuring charges incurred in fiscal 2026.
Interest Expense.  Interest expense includes the interest related to short- and long-term debt, financing obligations and finance lease obligations.  It does not include interest on the non-recourse notes payable, which is reflected within CAF income.
Interest expense of $31.8 million in the second quarter of fiscal 2027 was relatively consistent with $28.5 million in the second quarter of fiscal 2026. For the first six months of fiscal 2027, interest expense increased to $65.6 million compared with $55.5 million in the prior year period, reflecting higher outstanding debt balances.
Other Income. Other income increased to $18.6 million and $20.7 million in the second quarter and first six months of fiscal 2027, respectively, compared with $3.6 million and $3.9 million in the second quarter and first six months of fiscal 2026, respectively. The increase for both periods was driven by unrealized gains recognized on equity investments during the second quarter of fiscal 2027.
Income Taxes.  The effective income tax rate was 25.9% and 27.1% in the second quarter and first six months of fiscal 2027, respectively, versus 25.0% and 25.5% in the second quarter and first six months of fiscal 2026, respectively. The increase in the effective income tax rate for both periods was primarily driven by the expiration of unexercised stock options as well as the impact of tax credit purchases on the prior year periods.
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
As part of our initial plan to increase CAF penetration to 50%, we began a measured expansion in fiscal 2026 by recapturing profitable segments of Tier 1 originations that we had previously shifted to our Tier 2 lenders as well as testing expanded lending in the Tier 2 space. We continue to monitor consumer behavior and the broader economy and adjust our origination strategy as needed. We expect each additional percentage point of CAF penetration to generate $10 million to $12 million in lifetime pre-tax income per year of origination, net of the impact to finance partner participation fees. Our pre-tax income expectations will be impacted by the volume of loans originated, interest rates charged to customers, loan terms, loss rates, average credit scores, funding strategy, loan sales and the broader macroeconomic and lending environments. In fiscal 2026, CAF targeted originating less than 15% and 5% of the total Tier 2 and Tier 3 loan volume, respectively. In fiscal 2027, we intend to increase the target originations for Tier 2 to approximately 30% of the total volume across the Tier 2 spectrum. During the first six months of fiscal 2027, CAF financed approximately 23% of the total Tier 2 volume. We do not plan to increase our target originations for Tier 3 in fiscal 2027. Any future adjustments in Tier 2 and Tier 3 will consider the broader lending environment, which includes funding availability, along with the long-term sustainability of the change. Tier 2 and Tier 3 loans have higher loss and delinquency rates than the remainder of the CAF portfolio, which impact the provision for loan losses and allowance for loan losses as a percentage of auto loans held for investment.
An increase in CAF’s net penetration of one percentage point generally corresponds to approximately $50 million to $60 million of originations in a quarter. We estimate that these incremental originations, if consisting of only Tier 1 loans held for investment, would result in an increase to the provision of approximately $1.5 million to $2.0 million. For an incremental percentage point of penetration consisting of only Tier 2 loans held for investment, we estimate that the provision would increase by approximately $10 million to $12 million. These estimates are impacted by the credit mix of originations and the broader macroeconomic environment. During the first six months of fiscal 2027, approximately 90% of CAF originations were Tier 1, with the remaining 10% consisting of Tier 2.
CAF income does not include any allocation of indirect costs.  Although CAF benefits from certain indirect overhead expenditures, we have not allocated indirect costs to CAF to avoid making subjective allocation decisions.  Examples of indirect costs not allocated to CAF include retail store expenses and corporate expenses.
See Note 3 for additional information on CAF income and Note 4 for information on auto loans held for investment, including credit quality.
SELECTED CAF FINANCIAL INFORMATION

	Three Months Ended August 31		Six Months Ended August 31
(In millions)	2026	2025	2026	2025
Interest margin:
Interest and fee income	$456.2	$489.8	$917.1	$975.2
Interest expense	(182.3)	(199.2)	(366.5)	(396.7)
Total interest margin	$273.9	$290.6	$550.6	$578.5
Provision for loan losses	$(113.4)	$(142.2)	$(209.0)	$(243.9)
CarMax Auto Finance income	$135.6	$102.6	$275.8	$244.3

Average auto loans outstanding (1)	$16,490.9	$17,734.5	$16,512.3	$17,727.2
Total interest margin as a percent of average auto loans outstanding	6.6%	6.6%	6.7%	6.5%

(1)    Includes auto loans held for investment and auto loans held for sale.

CAF ORIGINATION INFORMATION (AFTER THE IMPACT OF 3-DAY PAYOFFS) (1)

	Three Months Ended August 31		Six Months Ended August 31
	2026	2025	2026	2025
Net auto loans originated (in millions)	$2,265.5	$2,039.6	$4,710.7	$4,358.0
Vehicle units financed	92,993	85,003	192,600	181,195
Net penetration rate (2)	40.9%	42.6%	42.1%	42.1%
Weighted average contract rate	11.8%	11.2%	11.6%	11.3%
Weighted average credit score (3)	722	724	721	723
Weighted average loan-to-value (LTV) (4)	89.4%	90.0%	89.1%	89.6%
Weighted average term (in months)	68.8	68.4	68.9	68.5
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
LOAN PERFORMANCE INFORMATION

	As of and for the Three Months Ended August 31		As of and for the Six Months Ended August 31
(In millions)	2026	2025	2026	2025
Ending auto loans held for investment	$16,198.7	$16,779.7	$16,198.7	$16,779.7
Average auto loans held for investment	$16,168.8	$17,069.0	$16,259.7	$17,341.8
Allowance for loan losses	$497.3	$507.3	$497.3	$507.3
Allowance for loan losses as a percentage of ending auto loans held for investment	3.07%	3.02%	3.07%	3.02%
Net credit losses	$91.1	$109.1	$164.7	$195.3
Annualized net credit losses as a percentage of average auto loans held for investment	2.25%	2.56%	2.03%	2.25%
Past due accounts as a percentage of ending auto loans held for investment	5.10%	5.63%	5.10%	5.63%
Average recovery rate (1)	45.0%	46.6%	46.3%	47.0%
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
•CAF Income (Increases of $32.9 million, or 32.1%, and $31.5 million, or 12.9%, in the second quarter and first six months of fiscal 2027, respectively)
◦The increase in CAF income for both the second quarter and first six months of fiscal 2027 was primarily driven by a decrease in the provision for loan losses as well as the $16.6 million gain recognized on the sale of auto loans. This was partially offset by the impacts of the year-over-year reduction in average auto loans outstanding, which decreased $1.24 billion and $1.21 billion for the second quarter and first six months of fiscal 2027, respectively, due to the sale of auto loans in both the current quarter and third quarter of the prior year as well as lower sales in fiscal 2026.
◦For the full year of fiscal 2027, we expect CAF income to be slightly lower than fiscal 2026.

•Total Interest Margin
◦Total interest margin was 6.6% in the second quarter of fiscal 2027, consistent with the prior year quarter.
◦Total interest margin increased to 6.7% in the first six months of fiscal 2027 from 6.5% in the first six months of fiscal 2026. The increase was primarily due to higher margin loans driven by our Tier 2 expansion. We expect that our total interest margin percentage will be approximately 6.5% for the remainder of fiscal 2027.

•Provision for Loan Losses
◦The provision for loan losses resulted in expense of $113.4 million and $209.0 million in the second quarter and first six months of fiscal 2027, respectively, compared with expense of $142.2 million and $243.9 million in the second quarter and first six months of fiscal 2026, respectively.
◦Losses for the second quarter and first six months of fiscal 2027 were in line with expectations and the provision largely reflects our estimate of lifetime losses on new originations for the period, which includes our continued expansion in the Tier 2 credit space. The provision for the prior year periods reflected unfavorable loss performance, primarily within loans originated in 2022 and 2023, when average selling prices were elevated and these customers were later challenged by the inflationary environment.
◦The provision included reductions of $12.5 million and $37.6 million for the second quarter and first six months of fiscal 2027, respectively, related to the release of the allowance previously recorded for loans that were reclassified as held for sale, compared with $15.7 million and $42.2 million for the second quarter and first six months of fiscal 2026, respectively.
◦The allowance for loan losses as a percentage of auto loans held for investment was 3.07% as of August 31, 2026, compared with 3.02% as of August 31, 2025 and 2.78% as of February 28, 2026. The increase in the allowance percentage was primarily driven by our continued expansion in the Tier 2 credit space.
•Loan Performance
◦The increase in net loan originations in the second quarter of fiscal 2027 primarily resulted from an increase in used unit sales, partially offset by the decline in the net penetration rate. The increase in net loan originations in the first six months of fiscal 2027 primarily resulted from increases in used unit sales and the average amount financed.
◦CAF net penetration decreased 170 basis points in the second quarter of fiscal 2027 as our continued expansion into the Tier 2 credit space was more than offset by lower Tier 1 penetration as customers use alternate funding in response to increased rates. For the first six months of fiscal 2027, CAF net penetration was consistent with the prior year period at 42.1%.
◦The weighted average contract rate increased to 11.8% and 11.6% in the second quarter and first six months of fiscal 2027 compared with 11.2% and 11.3% in the second quarter and first six months of fiscal 2026. The increase for both periods was primarily due to shifts in customer mix as a result of our continued Tier 2 expansion.

PLANNED FUTURE ACTIVITIES
During the first six months of fiscal 2027, we opened two stores as well as one stand-alone reconditioning/auction center located in Locust Grove, Georgia and one stand-alone auction center in Conroe, Texas. Subsequent to the end of the second quarter, we opened an additional store in Austin, Texas. For the remainder of fiscal 2027, we anticipate opening one new store location, one stand-alone reconditioning/auction center and one stand-alone auction facility. We currently estimate capital expenditures will total approximately $400 million in fiscal 2027. Capital expenditures were $541.0 million in fiscal 2026. Planned capital spending in fiscal 2027 largely consists of spending to support our future long-term growth in offsite reconditioning and auction facilities, as well as our new stores. This spending is expected to be at a reduced rate as compared with the prior year due to significant investments made in fiscal 2026 as well as slowed growth in store openings in the current and upcoming fiscal years.
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
Our current capital allocation strategy is to focus on funding the business to drive unit sales and earnings growth that enables us to consistently reward our shareholders. We continue to take a disciplined approach to our capital structure, including managing our net leverage to preserve efficient access to the capital markets for both CAF and CarMax overall. With leverage slightly above our targeted range, and as we focused on improving the business, we paused our share buybacks during the fourth quarter of fiscal 2026. For the first half of fiscal 2027, our leverage improved to the upper end of our targeted range. Based on our improved performance as well as our positive outlook for the remainder of the fiscal year and progress we have made on our strategic plan, we intend to resume our share repurchase program in the third quarter of fiscal 2027. We expect to begin repurchases at a modest pace, below the average quarterly pace prior to our pause. The timing and amount of repurchases will depend upon market conditions, our leverage and our capital needs, among other factors. We believe we have the appropriate liquidity, access to capital and financial strength to support our operations and continue investing in our business for the next 12 months and thereafter for the foreseeable future.
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
Operating Activities.  During the first six months of fiscal 2027, net cash provided by operating activities totaled $900.5 million compared with $1.09 billion in the prior year period.
As of August 31, 2026, total inventory was $3.85 billion, representing a decrease of $282.2 million, or 6.8%, compared with the balance as of the start of the fiscal year.  The decrease was primarily due to a decrease in volume driven by seasonality as well as strong sales demand.
Our operating cash flows are significantly impacted by changes in auto loans held for investment and auto loans held for sale, which combined increased $671.0 million in the current year period compared with $309.3 million in the prior year period.  A significant portion of the changes in auto loans held for investment and auto loans held for sale are accompanied by changes in non-recourse notes payable, which are issued to fund auto loans originated by CAF. Net payments on non-recourse notes payable were $106.3 million in the current year period compared with $62.8 million in the prior year period and are separately reflected as cash from financing activities. Due to the presentation differences between auto loans held for investment, auto loans held for sale and non-recourse notes payable on the consolidated statements of cash flows, fluctuations in these amounts can impact our operating and financing cash flows without significantly affecting our overall liquidity, working capital or cash flows. In addition, operating cash flows for the first six months of fiscal 2027 were impacted by proceeds of $579.9 million resulting from the sale of auto loans in connection with our non-prime securitization transaction completed in the second quarter.
The decrease in net cash provided by operating activities for the first six months of the current fiscal year compared with the prior year period primarily reflected changes in inventory and the net change in auto loans held for investment and auto loans held for sale, as discussed above, partially offset by the proceeds from the sale of auto loans and the impact of volume and timing-related changes in accounts receivable, accounts payable, accrued expenses and other current liabilities and accrued income taxes.
Investing Activities. During the first six months of fiscal 2027, net cash used in investing activities totaled $170.3 million compared with $272.5 million in fiscal 2026.  Capital expenditures were $180.4 million in the current year period versus $268.2 million in the prior year period.  Capital expenditures primarily included construction costs to support our growth in offsite reconditioning and auction facilities as well as our new stores.  We maintain a multi-year pipeline of sites to support our store and capacity growth, so portions of capital spending in one year may relate to locations that we open in subsequent fiscal years.
As of August 31, 2026, 173 of our 258 used car stores were located on owned sites and 85 were located on leased sites, including 29 land-only leases and 56 land and building leases.
Financing Activities.  During the first six months of fiscal 2027, net cash used in financing activities totaled $677.3 million compared with $467.7 million in the prior year period.  Included in these amounts were net payments on non-recourse notes payable of $106.3 million compared with $62.8 million in the prior year period. Non-recourse notes payable are typically used to fund changes in auto loans held for investment and auto loans held for sale (see “Operating Activities”).
During the first six months of fiscal 2027, cash used in financing activities was impacted by net payments on our long-term debt of $548.9 million. During the first six months of fiscal 2026, cash used in financing activities was impacted by stock repurchases of $384.9 million.

TOTAL DEBT AND CASH AND CASH EQUIVALENTS

(In thousands)		As of August 31	As of February 28
Debt Description (1)	Maturity Date	2026	2026
Revolving credit facility (2)	June 2028	$—	$840,800
Term loan (2)	June 2029	499,344	—
Term loan (2)	November 2030	499,348	499,271
4.17% Senior notes	April 2026	—	200,000
4.27% Senior notes	April 2028	200,000	200,000
Financing obligations	Various dates through February 2059	482,500	483,633
Non-recourse notes payable	Various dates through December 2033	15,721,310	15,827,609
Total debt (3)		$17,402,502	$18,051,313
Cash and cash equivalents		$170,525	$122,826

(1)    Interest is payable monthly, with the exception of our senior notes, which are payable semi-annually.
(2)    Borrowings accrue interest at variable rates based on SOFR, the federal funds rate, or the prime rate, depending on the type of borrowing.
(3)    Total debt excludes unamortized debt issuance costs. See Note 9 for additional information.

Borrowings under our $2.00 billion unsecured revolving credit facility are available for working capital and general corporate purposes, and the unused portion is fully available to us. The credit facility, term loans and senior note agreements contain representations and warranties, conditions and covenants.  If these requirements are not met, all amounts outstanding or otherwise owed could become due and payable immediately and other limitations could be placed on our ability to use any available borrowing capacity.  As of August 31, 2026, we were in compliance with these financial covenants.
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
As of August 31, 2026, $12.70 billion and $3.02 billion of non-recourse notes payable were outstanding related to asset-backed term funding transactions and our warehouse facilities, respectively.  During the first six months of fiscal 2027, we funded a total of $2.87 billion in asset-backed term funding transactions.  As of August 31, 2026, we had $3.33 billion of unused capacity in our warehouse facilities.
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
The timing and amount of stock repurchases are determined based on stock price, market conditions, legal requirements, cash flow dynamics and other factors.  Shares repurchased are deemed authorized but unissued shares of common stock.  As of August 31, 2026, a total of $2 billion of board authorizations for repurchases was outstanding, with no expiration date, of which $1.31 billion remained available for repurchase. See Note 10 for more information on share repurchase activity.

Fair Value Measurements
We recognize money market securities, mutual fund investments, certain equity investments, beneficial interests in non-consolidated securitizations and derivative instruments at fair value.  See Note 6 for more information on fair value measurements.
FORWARD-LOOKING STATEMENTS
We caution readers that the statements contained in this report that are not statements of historical fact, including statements about our future business plans, operations, challenges, opportunities or prospects, including without limitation any statements or factors regarding our recent leadership transition, strategy for growth, operating capacity, sales, inventory, market share, financial and operational targets and goals, revenue, margins, expenses, liquidity, loan originations, capital expenditures, share repurchase plans, debt obligations or earnings, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  You can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “commit,” “could,” “enable,” “encourage,” “estimate,” “expect,” “focus on,” “intend,” “may,” “on track,” “outlook,” “plan,” “position,” “predict,” “should,” “target,” “will” and other variations of these words or similar expressions, whether in the negative or affirmative.  Such forward-looking statements are based upon management’s current knowledge, expectations and assumptions and involve risks and uncertainties that could cause actual results to differ materially from anticipated results.  We disclaim any intent or obligation to update these statements.  Among the factors that could cause actual results and outcomes to differ materially from those contained in the forward-looking statements are the following:
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
•The failure or inability to realize the expected benefits and objectives associated with our strategy for growth.
•Our inability to realize the benefits associated with our sales platform or initiatives designed to leverage evolving technologies, including AI.
•Our ability to repurchase shares of common stock at planned levels.
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
•The impact of shareholder activism.
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
Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended August 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information relating to the company’s repurchase of common stock for the second quarter of fiscal 2027. The table does not include transactions related to employee equity awards or exercise of employee stock options.

				Approximate
				Dollar Value
			Total Number	of Shares that
	Total Number	Average	of Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program
June 1 - 30, 2026	—	$—	—	$1,305,060,166
July 1 - 31, 2026	—	$—	—	$1,305,060,166
August 1 - 31, 2026	—	$—	—	$1,305,060,166
Total	—		—

Item 6.    Exhibits

10.1	CarMax, Inc. 2002 Stock Incentive Plan, as amended and restated June 23, 2026, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed on June 24, 2026 (File No. 001-31420), is incorporated by this reference. *

10.2	Amendment to the Amended and Restated Severance Agreement, dated July 29, 2026, by and between CarMax, Inc. and Diane L. Cafritz, filed as Exhibit 10.1 to CarMax’s Current Report on Form 8-K, filed on July 31, 2026 (File No. 001-31420), is incorporated by this reference. *

10.3	Consulting Agreement, effective January 1, 2027, by and between CarMax, Inc. and Diane L. Cafritz, filed as Exhibit 10.2 to CarMax’s Current Report on Form 8-K, filed on July 31, 2026 (File No. 001-31420), is incorporated by this reference. *

10.4	First Amendment to the CarMax, Inc. Benefit Restoration Plan, effective July 1, 2026, filed herewith. *

10.5	Term Loan Credit Agreement, dated as of June 15, 2026, among CarMax Auto Superstores, Inc., CarMax, Inc., MUFG Bank, Ltd., as administrative agent, and the other lending institutions named therein, filed as Exhibit 10.2 to CarMax's Quarterly Report on Form 10-Q, filed on June 24, 2026 (File No. 001-31420), is incorporated by this reference.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

September 30, 2026